Form 10-Q
period 1996-03-29
WORTHINGTON FOODS INC /OH/
filed 1996-05-10
CIK 768978

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 29, 1996

                                      or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

     Commission File Number: 0-19887


                            WORTHINGTON FOODS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         OHIO                                          31-0733120
- - ------------------------                   ------------------------------------
(State of incorporation)                   (IRS Employer Identification Number)


                  900 PROPRIETORS ROAD, WORTHINGTON, OH 43085
                  -------------------------------------------
                   (Address of principal executive offices)


      Registrant's telephone number, including area code: (614) 885-9511



                                Not Applicable
                              ------------------
             (Former name, former address and formal fiscal year,
                         if changed from last report.)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X|  No |_|

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                              Outstanding at May 3, 1996
     --------------------------                   --------------------------
     Common stock, no par value                            6,366,257


                           Exhibit Index at Page 14

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                     INDEX


                                                                        Page No.
   PART I   FINANCIAL INFORMATION

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
               March 29, 1996 and December 31, 1995 .....................  3-4

             Condensed Consolidated Statements of Income -
               For the three month  periods ended March 29, 1996
               and March 31, 1995 .......................................  5

             Condensed Consolidated Statements of Cash Flows -
               For the three month  periods ended March 29, 1996
               and March 31, 1995 .......................................  6

             Notes to Condensed Consolidated Financial Statements .......  7

             Independent Accountants' Review Report .....................  8


    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................  9-11



   PART II  OTHER INFORMATION ...........................................  12

    Item 1.  Legal Proceedings ..........................................  12

    Item 2.  Changes in Securities ......................................  12

    Item 3.  Defaults Upon Senior Securities ............................  12

    Item 4.  Submission of Matters to a Vote of Security Holders ........  12

    Item 5.  Other Information ..........................................  12

    Item 6.  Exhibits and Reports on Form 8-K ...........................  12

    Signature ...........................................................  13

    Exhibit Index .......................................................  14

         Exhibit 11 - Computation of Earnings Per Share .................  15

         Exhibit 15 - Letter Regarding Unaudited Interim
                      Financial Information .............................  16

         Exhibit 27 - Financial Data Schedule ...........................  17

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             3/29/      12/31/95
                                                          (Unaudited)  (Audited)
                                                              (000's omitted)
ASSETS

Current Assets
   Cash ................................................     $    57     $   963
   Accounts receivable less allowance ..................       6,542       7,436
     (1996 - $126; 1995 - $100)
   Inventories:
     Finished goods ....................................      11,378      10,403
     Work in process ...................................       1,121         769
     Raw materials .....................................       4,534       4,920
     Packaging materials and supplies ..................       1,820       1,900
                                                             -------     -------
                                                              18,853      17,992


   Prepaid expenses and other ..........................       2,236       1,606
                                                             -------     -------
     Total Current Assets ..............................      27,688      27,997



   Property, Plant and Equipment
     Land ..............................................         817         817
     Building and improvements .........................      16,686      16,621
     Machinery and equipment ...........................      33,761      33,490
     Furniture and fixtures ............................       1,135       1,089
     Construction in progress ..........................       8,937       5,819
                                                             -------     -------
                                                              61,336      57,836
     Less accumulated depreciation and amortization ....      18,786
                                                                          18,021
                                                              42,550      39,815


   Goodwill ............................................       1,238       1,319
   Other intangible assets .............................         774         802
                                                             -------     -------
                                                               2,012       2,121

           TOTAL ASSETS ................................     $72,250     $69,933
                                                             =======     =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS





                                                           3/29/96      12/31/95
                                                         (Unaudited)   (Audited)
                                                             (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable (including outstanding checks
    of $1,597 in 1995) ...............................    $  2,760     $  6,575
   Accrued compensation ..............................         489        1,208
   Other accrued expenses ............................       2,418        1,547
   Current portion of long-term debt and capital
     lease obligations ...............................       1,581        1,581
   Income taxes ......................................         888           99
                                                          --------     --------
     Total Current Liabilities .......................       8,136       11,010



Long-Term Liabilities
   Long-term debt and capital lease obligations ......      16,724       12,790
Deferred income taxes ................................       4,255        4,165
                                                          --------     --------
     Total Long-Term Liabilities .....................      20,979       16,955



Shareholders' Equity
   Preferred shares, no par value, authorized
     2,000,000 shares, none issued ...................        --           --
   Common shares, $1.00 stated value, authorized
     15,000,000 shares, issued 6,365,320 shares in
     1996 and 6,356,884 in 1995 ......................       6,365        6,357
   Additional paid-in capital ........................      14,729       14,677
   Retained earnings .................................      22,051       20,955
   Less deferred compensation ........................         (10)         (21)
                                                          --------     --------
                                                            43,135       41,968

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......    $ 72,250     $ 69,933
                                                          ========     ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                           Three Months Ended
                                                         _______________________
                                                         3/29/96         3/31/95
                                                               (Unaudited)
                                                         (000's omitted, except
                                                              per share data)

Net sales ........................................     $   24,353     $   20,921
Cost of goods sold ...............................         15,069         12,949
                                                       ----------     ----------
   Gross profit ..................................          9,284          7,972

Selling and distribution expenses ................          5,690          4,800
General and administrative expenses ..............            838            771
Research and development expenses ................            337            294
                                                       ----------     ----------
                                                            6,865          5,865
                                                       ----------     ----------
Income from operations ...........................          2,419          2,107

Interest expense .................................            237            307
                                                       ----------     ----------
Income before income taxes .......................          2,182          1,800

Provision for income taxes .......................            895            738
                                                       ----------     ----------
Net income .......................................     $    1,287     $    1,062
                                                       ==========     ==========

Earnings per share:
     Primary .....................................     $     0.20     $     0.17
                                                       ==========     ==========
     Fully Diluted ...............................     $     0.20     $     0.17
                                                       ==========     ==========

Divdends per share ...............................     $     0.03     $     0.02
                                                       ==========     ==========


Weighted average number of common and common equivalent shares used in computing earnings per share

     Primary .....................................      6,585,059      6,360,215
     Fully Diluted ...............................      6,593,070      6,413,051



Note: 1995 share amounts have been adjusted to reflect the five-for-four share split in December, 1995.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three Months Ended
                                                           _____________________
                                                           3/29/96       3/31/95
                                                                 (Unaudited)
                                                               (000's omitted)
Operating activities:
  Net income ..........................................    $  1,287     $ 1,062
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation .......................................         794         733
     Deferred income taxes ............................          90          --
   Amortization of intangible assets ..................          89         114
   Deferred compensation ..............................          11          11
   Cash provided by (used for) current assets
     and liabilities:
    Accounts receivable ...............................         894        (297)
    Inventories .......................................        (860)         (2)
    Prepaid expenses and other ........................        (630)         (5)
    Accounts payable and accrued expenses .............      (3,665)        837
    Income taxes ......................................         790        (866)
   Decrease in other assets ...........................          19          68
                                                           --------     -------

  Net cash (used for) provided by operating
    activities ........................................      (1,181)      1,655


Investing activities:
  Purchases of property, plant and equipment, net .....      (3,529)       (950)
                                                           --------     -------
  Net cash used for investing activities ..............      (3,529)       (950)


Financing activities:
  Proceeds from line of credit and long-term
    borrowings ........................................      20,025       4,025
  Payments on line of credit and long-term
    borrowings ........................................     (16,091)     (4,821)
  Proceeds from the issuance of common shares .........          61           4
  Dividends paid ......................................        (191)       (151)
                                                           --------     -------
  Net cash provided by (used for) financing
    activities ........................................       3,804        (943)



Net decrease in cash ..................................        (906)       (238)
Cash at beginning of period ...........................         963         982
                                                           --------     -------
Cash at end of period .................................    $     57     $   744
                                                           ========     =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1. The accompanying condensed consolidated financial statements (unaudited) include the accounts of Worthington Foods, Inc. and Subsidiary.

    The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month period ended March 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

    The accompanying condensed consolidated financial statements (unaudited) are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-19887) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed. The Company's policy is that each fiscal year includes four, thirteen week periods.



2. The Board of Directors at its April 23, 1996 meeting declared a $0.03 per share dividend payable July 26, 1996 to shareholders of record June 21, 1996.



3. The condensed consolidated financial statements included herein as of March 29, 1996, and for the three month period then ended have been subjected to a review, prior to filing, by Ernst & Young LLP, the Registrant's independent public accountants, whose report is included herein.

                    Independent Accountants' Review Report



Board of Directors
Worthington Foods, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Worthington Foods, Inc. and Subsidiary (the Company) as of March 29, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 29, 1996 and March 31, 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Worthington Foods, Inc. and Subsidiary as of December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                               ERNST & YOUNG LLP



April 16, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.


                                                            Three Months Ended
                                                          3/29/96        3/31/95

      Net sales......................................       100.0%        100.0%
      Cost of goods sold.............................        61.9          61.9
                                                             ----         -----
        Gross profit............................             38.1          38.1
      Selling and distribution expenses..............        23.4          22.9
      General and administrative expenses............         3.4           3.7
      Research and development expenses..............         1.4           1.4
                                                             ----          ----
                                                             28.2          28.0
                                                             ----         -----
      Income from operations.........................         9.9          10.1
      Interest expense...............................          .9           1.5
                                                              ---           ---
      Income before income taxes.....................         9.0           8.6
      Provision for income taxes.....................         3.7           3.5
                                                             ----           ---
      Net income....................................         5.3%           5.1%
                                                            ====           ====
      Provision for income taxes as a percentage
       of income before income taxes.................        41.0%         41.0%
                                                            =====          ====



First Quarter of 1996 Compared to 1995
Net sales for the first quarter ended March 29, 1996 increased approximately $3,432,000 or 16.4% over the similar prior year period. Net sales in the first quarter of 1996 to the Company's Specialty Markets (Seventh-day Adventist, Health Food, and International) increased approximately $292,000 or 3.7% over the similar prior year period. This increase is attributed to increased sales in the Health Food and International markets of approximately $221,000 and $149,000, which were both 10.9% over the similar prior year period, offset by Seventh-day Adventist sales which declined approximately $78,000 or 1.7% from the similar prior year period. Foodservice sales for the first quarter of 1996 increased approximately $851,000 or 48.8% over the similar prior year period. Sales agreements entered into in late 1995 with restaurant chains such as Subway, Chili's, Denny's, Pizzeria Uno, and Marie Callender's are fueling the growth in Foodservice.

Net sales of Morningstar Farms products to supermarkets in the first quarter of 1996 increased approximately $2,289,000 or 20.4% over the similar prior year period. Net sales of Morningstar Farms meat alternative products increased approximately $2,257,000 or 27.0% over the similar prior year period. This increase is attributable to expanded distribution of existing products, new product introductions and targeted marketing programs. Net sales of Morningstar Farms frozen egg substitutes for the first quarter of 1996 declined slightly by approximately 2.8% from the similar prior year period.

Gross profit as a percentage of net sales during the first quarter of 1996 remained constant at 38.1% in comparison to the similar prior year period. The gross profit percentage declined slightly from year end gross profit due to contract manufacturing arrangements for certain Morningstar Farms products and increased material costs. On April 1, 1996, the Company began production of Better'n Burgers and other hot-air oven products at its Zanesville, Ohio facility. This permitted the Company to terminate its contract manufacturing arrangements which have contributed to the reduced gross profit percentages from the past three quarters. During the end of the first quarter of 1996, modest price increases were also implemented to help offset increased material costs.

Selling and distribution expenses for the first quarter of 1996 increased as a percentage of net sales from 22.9% in 1995 to 23.4% in 1996. This increase is related to costs associated with targeted marketing programs, additional increases in national distribution, and new product introductions which have contributed to the increased sales of Morningstar Farms products. General and administrative expenses for the first quarter of 1996 decreased as a percentage of net sales from 3.7% in 1995 to 3.4% in 1996. Research and development expenses for the first quarter of 1996 remained constant as a percentage of net sales at 1.4% compared to the similar prior year period.

Interest expense for the first quarter of 1996 decreased approximately $70,000 or 22.8% from the similar prior year period primarily due to capitalized interest of $91,000 related to construction costs associated with the Zanesville expansion project and lower average borrowing rates, which were slightly offset by higher average borrowing levels.

Net income in the first quarter of 1996 increased approximately $225,000 or 21.2% over the similar prior year period, primarily due to an increase in sales and a decrease in interest expense, slightly offset by higher selling and distribution expenses.



LIQUIDITY AND CAPITAL RESOURCES
The Company relies on cash generated from operations and a $20,000,000 revolving credit facility as its principal sources of liquidity. As of May 3, 1996, $11,800,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future. On April 1, 1996, production of Better'n Burgers and other hot air oven products began at the Company's Zanesville, Ohio facility. The 37,000 square foot frozen foods warehouse and the 22,000 square foot dry storage space is now complete. During the month of May, the Company will complete the consolidation of its Plant Finished Goods Inventory and Distribution functions at the Zanesville site. As of May 3, 1996 $7,550,000 of the $9,000,000 expansion project budget has been spent. The Company anticipates that 1996 operating income will be sufficient to cover the $9,000,000 expansion cost.

Net cash provided by operating activities during the first quarter of 1996 decreased from the similar prior year period primarily due to changes in operating assets and liabilities, partially offset by an increase in net income.

Net cash used for investing activities during the first quarter of 1996 increased from the similar prior year period due to purchases of property, plant and equipment related to the $9,000,000 Zanesville expansion project.

Net cash provided by financing activities during the first quarter of 1996 increased from the similar prior year period, primarily due to increased borrowings to finance capital expenditures for the $9,000,000 Zanesville expansion project.

INFLATION
Although inflation has slowed in recent years, the Company continues to seek ways to moderate any inflationary impact. To the extent possible based on competitive conditions, the Company passes increased costs on to its customers by increasing prices over time.

The Company uses the LIFO method of accounting for raw materials, packaging materials and the materials content of work-in-process and finished goods. Under this method, the cost of products sold reported in the financial statements approximates current costs.



COMPLIANCE WITH ENVIRONMENTAL PROTECTION REGULATIONS
The Company does not anticipate that compliance with federal, state, and local regulations with respect to the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on capital expenditures, earnings, or the competitive position of the Company.

                          PART II. OTHER INFORMATION




      Item 1.    Legal Proceedings
                 Not Applicable


      Item 2.    Changes in Securities
                 Not Applicable


      Item 3.    Defaults Upon Senior Securities
                 Not Applicable


      Item 4.    Submission of Matters to a Vote of Security Holders

                  On April 23, 1996, an Annual Meeting of Shareholders was held. The following directors were elected:

                                                                 Votes
                                           Yes     No  Abstain  Not Cast
                                        ---------------------------------
                Allan R. Buller         5,154,741   -   16,890  1,193,689
                George T. Harding, IV   5,162,176   -    9,455  1,193,689
                William D. Parker       5,156,651   -   14,980  1,193,689


     The  following  directors  continued  their  term  of  office:  Roger  D.
Blackwell, John B. Gerlach, Theodore A. Hamer, Donald G. Orrick, Donald B. Shackelford, and Dale E. Twomley.


      Item 5.    Other Information
                 Not Applicable


      Item 6.    Exhibits and Reports on Form 8-K

                 (a) Exhibits
                     Exhibit 11.  Computation of Earnings Per Share
                     Exhibit 15. Letter Regarding Unaudited Interim Financial Information
                     Exhibit 27.  Financial Data Schedule

                 (b) No report on Form 8-K was filed during the fiscal
                     quarter ended March 29, 1996.

                                  SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       WORTHINGTON FOODS, INC.
                                                             (Registrant)




     Date:   May 9, 1996
                                          By: /S/WILLIAM T. KIRKWOOD
                                   ________________________________________
                                               William T. Kirkwood
                                          Executive Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX





     Filed with Worthington Foods, Inc. Report on Form 10-Q for the Quarter Ended March 29, 1996.



    Exhibit No.                                                         Page No.

      11      Computation of Earnings Per Share .......................... 15

      15      Letter Regarding Unaudited Interim Financial Information ... 16

      27      Financial Data Schedule .................................... 17