Form 10-Q
period 1996-06-28
WORTHINGTON FOODS INC /OH/
filed 1996-08-08
CIK 768978

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 28, 1996

                                      or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _________________ to _________________


     Commission File Number: 0-19887



                            WORTHINGTON FOODS, INC.
            (Exact name of registrant as specified in its charter)

              OHIO                                      31-0733120
    (State of incorporation)                (IRS Employer Identification Number)


                  900 PROPRIETORS ROAD, WORTHINGTON, OH 43085
                   (Address of principal executive offices)


      Registrant's telephone number, including area code: (614) 885-9511



                                Not Applicable
                         ___________________________
             (Former name, former address and formal fiscal year,
                         if changed from last report.)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X|    No |_|

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at August 7, 1996
       --------------------------             -----------------------------
       Common stock, no par value                       6,366,757


                           Exhibit Index at Page 13

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                     INDEX


                                                                      Page No.
PART I   FINANCIAL INFORMATION                                        --------

 Item 1. Financial Statements
          Condensed Consolidated Balance Sheets -
            June 28, 1996 and December 31, 1995.......................  3-4

          Condensed Consolidated Statements of Income -
           For the three month and six month periods ended
             June 28, 1996 and June 30, 1995..........................    5

          Condensed Consolidated Statements of Cash Flows -
           For the six month periods ended June 28, 1996 and
            June 30, 1995.............................................    6

          Notes to Condensed Consolidated Financial Statements........    7


 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................. 8-10




PART II  OTHER INFORMATION............................................   11

 Item 1.  Legal Proceedings...........................................   11

 Item 2.  Changes in Securities.......................................   11

 Item 3.  Defaults Upon Senior Securities.............................   11

 Item 4.  Submission of Matters to a Vote of Security Holders.........   11

 Item 5.  Other Information...........................................   11

 Item 6.  Exhibits and Reports on Form 8-K............................   11

 Signature............................................................   12

 Exhibit Index........................................................   13

      Exhibit 11 - Computation of Earnings Per Share..................   14

      Exhibit 27 - Financial Data Schedule............................   15

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          6/28/96       12/31/95
                                                          -------       --------
                                                        (Unaudited)    (Audited)
                                                             (000's omitted)
ASSETS

Current Assets
Cash .............................................        $   690        $   963
Accounts receivable less allowance ...............          7,688          7,436
  (1996 - $135; 1995 - $100)
Inventories:
  Finished goods .................................         11,400         10,403
  Work in process ................................          1,285            769
  Raw materials ..................................          3,169          4,920
  Packaging materials and supplies ...............          1,658          1,900
                                                          -------        -------
                                                           17,512         17,992


Prepaid expenses and other .......................          2,406          1,606
                                                          -------        -------
  Total Current Assets ...........................         28,296         27,997



Property, Plant and Equipment
  Land ...........................................            817            817
  Building and improvements ......................         21,390         16,621
  Machinery and equipment ........................         38,319         33,490
  Furniture and fixtures .........................          1,226          1,089
  Construction in progress .......................          3,117          5,819
                                                          -------        -------
                                                           64,869         57,836
  Less accumulated depreciation and
     amortization ................................         19,705         18,021
                                                          -------        -------
                                                           45,164         39,815


Goodwill .........................................          1,158          1,319
Other intangible assets ..........................            822            802
                                                          -------        -------
                                                            1,980          2,121

        TOTAL ASSETS .............................        $75,440        $69,933
                                                          =======        =======



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          6/28/96       12/31/95
                                                          -------       --------
                                                        (Unaudited)    (Audited)
                                                             (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable (including outstanding checks
    of $1,402 in 1996 and $1,597 in 1995) ............     $ 4,308     $  6,575
   Accrued compensation ..............................         914        1,208
   Other accrued expenses ............................       2,626        1,547
   Current portion of long-term debt and capital
      lease obligations ..............................       1,581        1,581
   Income taxes ......................................         388           99
                                                           -------     --------
     Total Current Liabilities .......................       9,817       11,010



Long-Term Liabilities
   Long-term debt and capital lease obligations ......      16,330       12,790
Deferred income taxes ................................       4,339        4,165
                                                           -------     --------
     Total Long-Term Liabilities .....................      20,669       16,955



Shareholders' Equity
   Preferred shares, no par value, authorized
      2,000,000 shares, none issued ..................        --           --
   Common shares, $1.00 stated value, authorized
      15,000,000 shares, issued 6,366,757 shares
      in 1996 and 6,356,884 in 1995 ..................       6,367        6,357
   Additional paid-in capital ........................      14,736       14,677
   Retained earnings .................................      23,851       20,955
   Less deferred compensation ........................        --            (21)
                                                           -------     --------
                                                            44,954       41,968
                                                           -------     --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......     $75,440     $ 69,933
                                                           =======     ========


     The accompanying notes are an integral part of the condensed consolidated financial statements.


                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                          Three Months Ended         Six Months Ended
                                         6/28/96      6/30/95      6/28/96       6/30/95
                                        ---------    ---------    ---------     ---------
                                                           (Unaudited)
                                             (000's omitted, except per share data)


Net sales ..........................   $   27,548   $   22,902   $   51,901   $   43,823
Cost of goods sold .................       16,767       13,398       31,836       26,347
                                       ----------   ----------   ----------   ----------
   Gross profit ....................       10,781        9,504       20,065       17,476

Selling and distribution expenses ..        6,181        5,756       11,871       10,556
General and administrative expenses           967          854        1,805        1,625
Research and development expenses ..          333          286          670          580
                                       ----------   ----------   ----------   ----------
                                            7,481        6,896       14,346       12,761
                                       ----------   ----------   ----------   ----------
Income from operations .............        3,300        2,608        5,719        4,715

Interest expense ...................          349          304          586          611
                                       ----------   ----------   ----------   ----------
Income before income taxes .........        2,951        2,304        5,133        4,104

Provision for income taxes .........          960          945        1,855        1,683
                                       ----------   ----------   ----------   ----------
Net income .........................   $    1,991   $    1,359   $    3,278   $    2,421
                                       ==========   ==========   ==========   ==========

Earnings per share:
     Primary .......................   $     0.30   $     0.21   $     0.50   $     0.38
                                       ==========   ==========   ==========   ==========
     Fully Diluted .................   $     0.30   $     0.21   $     0.50   $     0.38
                                       ==========   ==========   ==========   ==========

Dividends per share ................   $     0.03   $     0.03   $     0.06   $     0.05
                                       ==========   ==========   ==========   ==========



Weighted average number of common
and common equivalent shares used in
computing earnings per share

     Primary .......................    6,603,379    6,503,950    6,594,430    6,443,704
     Fully Diluted .................    6,621,958    6,505,089    6,621,222    6,499,531



     Note: 1995 share amounts have been adjusted to reflect the five-for-four share split in December, 1995.


     The accompanying notes are an integral part of the condensed consolidated financial statements.



                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Six Months Ended
                                                            6/28/96      6/30/95
                                                            -------      -------
                                                                 (Unaudited)
                                                               (000's omitted)
Operating activities:
  Net income ............................................   $  3,278    $  2,421
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation .........................................      1,776       1,464
     Deferred income taxes ..............................        174         890
   Amortization of intangible assets ....................        179         219
   Deferred compensation ................................         21          23
   Cash provided by (used for) current assets
      and liabilities:
    Accounts receivable .................................       (252)       (980)
    Inventories .........................................        480        (917)
    Prepaid expenses and other ..........................       (800)        (10)
    Accounts payable and accrued expenses ...............     (1,482)      2,911
    Income taxes ........................................        289      (1,663)
   (Increase) decrease in other assets ..................        (38)         88
                                                            --------    --------

  Net cash provided by operating activities .............      3,625       4,446


Investing activities:
  Purchases of property, plant and equipment, net .......     (7,125)     (1,942)
                                                            --------    --------
  Net cash used for investing activities ................     (7,125)     (1,942)


Financing activities:
  Proceeds from line of credit and long-term borrowings .     26,800       9,100
  Payments on line of credit and long-term borrowings ...    (23,260)    (11,529)
  Proceeds from the issuance of common shares ...........         69          36
  Dividends paid ........................................       (382)       (303)
                                                            --------    --------
  Net cash provided by (used for) financing activities ..      3,227      (2,696)



Net decrease in cash ....................................       (273)       (192)
Cash at beginning of period .............................        963         982
                                                            --------    --------
Cash at end of period ...................................   $    690    $    790
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

          The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month and six month periods ended June 28, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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



2. The Board of Directors at its July 23, 1996 meeting declared a $0.03 per share dividend payable October 25, 1996 to shareholders of record September 20, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

     The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.


                                               Three Months Ended    Six Months Ended
                                               6/28/96    6/30/95    6/28/96  6/30/95
                                               -------    -------    -------  -------
Net sales ..................................     100.0%   100.0%      100.0%   100.0%
Cost of goods sold .........................      60.9     58.5        61.3     60.1
                                                 -----    -----       -----    -----
  Gross profit .............................      39.1     41.5        38.7     39.9

Selling and distribution expenses ..........      22.4     25.1        22.9     24.1
General and administrative expenses ........       3.5      3.7         3.5      3.7
Research and development expenses ..........       1.2      1.3         1.3      1.3
                                                 -----    -----       -----    -----
                                                  27.1     30.1        27.7     29.1
                                                 -----    -----       -----    -----
Income from operations .....................      12.0     11.4        11.0     10.8
Interest expense ...........................       1.3      1.3         1.1      1.4
                                                 -----    -----       -----    -----
Income before income taxes .................      10.7     10.1         9.9      9.4
Provision for income taxes .................       3.5      4.2         3.6      3.9
                                                 -----    -----       -----    -----
Net income .................................       7.2%     5.9%        6.3%     5.5%
                                                 =====    =====       =====    =====
Provision for income taxes as a
   percentage of income before
   income taxes ............................      32.5%    41.0%       36.1%    41.0%
                                                 =====    =====       =====    =====


Second Quarter and Six Month Period of 1996 Compared to 1995

     Net sales for the second quarter and six month period ended June 28, 1996 increased approximately $4,646,000 and $8,078,000 or 20.3% and 18.4% over the similar prior year periods. Net sales in the second quarter and six month period of 1996 to the Company's Specialty Markets (Seventh-day Adventist, Health Food and International) increased approximately $790,000 and $1,082,000 or 9.2% and 6.5% over the similar prior year periods. This increase is primarily attributable to the Health Food market which increased approximately $598,000 and $819,000 or 31.8% and 20.9% over the similar prior year periods. Recently, the Company established a national broker network for sales to natural food stores which has significantly increased the exposure of its Natural Touch brand of products.

     Foodservice sales for the second quarter and six month period of 1996 increased approximately $915,000 and $1,766,000 or 47.5% and 48.1% over the similar prior year periods. This increase is attributable to higher sales from Subway units, Chili's and Denny's restaurants, as well as additional foodservice operators which are beginning to use the Company's vegetarian products.

     Net sales of Morningstar Farms products to supermarkets in the second quarter and six month period of 1996 increased approximately $2,941,000 and $5,230,000 or 23.8% and 22.2% over the similar prior year periods. Net sales of Morningstar Farms meat alternative products in the second quarter and six month period of 1996 increased approximately $3,134,000 and $5,391,000 or 33.2% and 30.3% over the similar prior year periods. Mass market sales continue to benefit from strong consumer programs and expanded distribution of new and existing products. Net sales of Morningstar Farms frozen egg substitutes for the six month period of 1996 declined by approximately 6.0% from the similar prior year period.

     Gross profit as a percentage of net sales for the second quarter of 1996 decreased from 41.5% in 1995 to 39.1% in 1996. For the six month period, gross profit decreased from 39.9% in 1995 to 38.7% in 1996. This decrease is attributable to contract manufacturing arrangements for certain Morningstar Farms products, increased material costs and the start up of the Zanesville facility. During the second quarter of 1996, the Company began full operation of its Zanesville, Ohio facility and eliminated contract manufacturing arrangements. Gross profit as a percentage of net sales did improve from the 38.1% reported in the first quarter of 1996 to 39.1%.

     Selling and distribution expenses for the second quarter of 1996 decreased as a percentage of net sales from 25.1% to 22.4%. For the six month period of 1996, selling and distribution expenses decreased from 24.1% to 22.9% of net sales. This decrease is primarily attributable to efficiencies gained through higher sales volume. General and administrative expenses, as well as research and development, remained comparable for both the second quarter and six month period of 1996.

     Interest expense for the second quarter of 1996 increased approximately $45,000 or 14.8% over the similar prior year period. This increase is primarily attributable to higher borrowing levels associated with the Zanesville expansion project. Interest expense for the six month period of 1996 decreased approximately $25,000 or 4.1% from the similar prior year period. This decrease is primarily due to capitalized interest of approximately $91,000 related to construction costs associated with the Zanesville expansion project, which was partially offset by higher average borrowing levels.

     Net income for the second quarter and six month period of 1996 increased approximately $632,000 and $857,000 or 46.5% and 35.4% over the similar prior year periods. The increase is primarily due to increased sales, lower selling, general and administrative expenses as a percentage of net sales, and slightly lower interest expense which were partially offset by lower gross profit percentages.




LIQUIDITY AND CAPITAL RESOURCES

     The Company relies on cash generated from operations and a $20,000,000 revolving credit facility as its principal sources of liquidity. As of August 7, 1996, $12,450,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future. During the second quarter of 1996, the Company completed the consolidation of its plant finished goods inventory and distribution functions at the Zanesville, Ohio site. The $9,000,000 Zanesville expansion project is complete and within budget. As of August 7, 1996, $8,900,000 of the budgeted $9,000,000 has been spent. The Company anticipates that 1996 operating income will be sufficient to cover the $9,000,000 expansion cost.

     Net cash provided by operating activities for the six month period of 1996 decreased from the similar prior year period due to changes in operating assets and liabilities, partially offset by an increase in net income.

     Net cash used for investing activities for the six month period of 1996 increased from the similar prior year period due to purchases of property, plant and equipment related to the $9,000,000 Zanesville expansion project.

     Net cash provided by financing activities for the six month period of 1996 increased from the similar prior year period, primarily due to increased borrowings to finance capital expenditures for the $9,000,000 Zanesville expansion project.



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



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition and other factors described in detail in the Company's Form 10-K for the year ended December 31, 1995.

                          PART II. OTHER INFORMATION




      Item 1.    Legal Proceedings
                 Not Applicable


      Item 2.    Changes in Securities
                 Not Applicable


      Item 3.    Defaults Upon Senior Securities
                 Not Applicable


      Item 4.    Submission of Matters to a Vote of Security Holders
                 Not Applicable


      Item 5.    Other Information
                 Not Applicable


      Item 6.    Exhibits and Reports on Form 8-K

                 (a) Exhibits
                     Exhibit 11.  Computation of Earnings Per Share
                     Exhibit 27.  Financial Data Schedule

                 (b) No report on Form 8-K was filed during the fiscal quarter ended June 28, 1996.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       WORTHINGTON FOODS, INC.
                                                    ____________________________
                                                             (Registrant)




     Date:   August 8, 1996
                                             By: /S/ WILLIAM T. KIRKWOOD
                                              _____________________________
                                                   William T. Kirkwood
                                               Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX



     Filed with Worthington Foods, Inc. Report on Form 10-Q for the Quarter Ended June 28, 1996.



    Exhibit No.                                                    Page No.
    ___________                                                    ________


        11      Computation of Earnings Per Share ..................  14

        27      Financial Data Schedule ............................  15