Form 10-Q
period 1996-09-27
WORTHINGTON FOODS INC /OH/
filed 1996-11-08
CIK 768978

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 1996
                                      or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to
     _________________


     Commission File Number: 0-19887



                            WORTHINGTON FOODS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              OHIO                                     31-0733120
    ------------------------              ------------------------------------
    (State of incorporation)              (IRS Employer Identification Number)


                  900 PROPRIETORS ROAD, WORTHINGTON, OH 43085
                  -------------------------------------------
                   (Address of principal executive offices)


      Registrant's telephone number, including area code: (614) 885-9511



                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and formal fiscal year,
                         if changed from last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes |X|     No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at November 6, 1996
  --------------------------                   -------------------------------
  Common stock, no par value                              6,389,218



                           Exhibit Index at Page 13

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                     INDEX





                                                                      Page No.
PART I  FINANCIAL INFORMATION                                       --------

  Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets -
               September 27, 1996 and December 31, 1995...............   3-4
             Condensed Consolidated Statements of Income -
               For the three month and nine month periods ended
               September 27, 1996 and September 29, 1995..............     5
             Condensed Consolidated Statements of Cash Flows -
               For the nine month periods ended September 27, 1996
                 and September 29, 1995...............................     6

             Notes to Condensed Consolidated Financial Statements.....     7


  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................  8-10




PART II OTHER INFORMATION.............................................    11

  Item 1.    Legal Proceedings........................................    11
  Item 2.    Changes in Securities....................................    11
  Item 3.    Defaults Upon Senior Securities..........................    11
  Item 4.    Submission of Matters to a Vote of Security Holders......    11
  Item 5.    Other Information........................................    11
  Item 6.    Exhibits and Reports on Form 8-K.........................    11
  Signature  .........................................................    12
  Exhibit Index.......................................................    13
        Exhibit 11 - Computation of Earnings Per Share................    14
        Exhibit 27 - Financial Data Schedule..........................    15

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                              9/27/96   12/31/95
                                                              -------   --------
                                                          (Unaudited)  (Audited)
                                                              (000's omitted)
ASSETS

Current Assets
   Cash                                                       $   447    $   963
   Accounts receivable less allowance                           8,038      7,436
     (1996 - $158; 1995 - $100)
   Inventories:
      Finished goods                                           10,813     10,403
      Work in process                                           1,061        769
      Raw materials                                             4,277      4,920
      Packaging materials and supplies                          1,811      1,900
                                                              -------    -------
                                                               17,962     17,992


   Prepaid expenses and other                                   2,451      1,606
                                                              -------    -------
      Total Current Assets                                     28,898     27,997



   Property, Plant and Equipment
      Land                                                        817        817
      Building and improvements                                21,764     16,621
      Machinery and equipment                                  39,740     33,490
      Furniture and fixtures                                    1,465      1,089
      Construction in progress                                  4,004      5,819
                                                              -------    -------
                                                               67,790     57,836
      Less accumulated depreciation and amortization           20,641     18,021
                                                              -------    -------
                                                               47,149     39,815


   Goodwill                                                     1,077      1,319
   Other intangible assets                                        896        802
                                                              -------    -------
                                                                1,973      2,121

            TOTAL ASSETS                                      $78,020    $69,933
                                                              =======    =======



The accompanying notes are an integral part of the condensed consolidated financial statements.


                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      9/27/96        12/31/95
                                                                      -------        --------
                                                                    (Unaudited)     (Audited)
                                                                         (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable (including outstanding checks
    of $1,403 in 1996 and $1,597 in 1995)                             $ 5,082        $  6,575
   Accrued compensation                                                 1,152           1,208
   Other accrued expenses                                               1,189           1,547
   Current portion of long-term debt and capital lease obligations      1,581           1,581
   Income taxes                                                           331              99
                                                                      -------        --------
      Total Current Liabilities                                         9,335          11,010



Long-Term Liabilities
   Long-term debt and capital lease obligations                        17,584          12,790
Deferred income taxes                                                   4,426           4,165
                                                                      -------        --------
      Total Long-Term Liabilities                                      22,010          16,955



Shareholders' Equity
   Preferred shares, no par value, authorized  2,000,000 shares,
    none issued                                                          --              --
   Common shares, $1.00 stated value, authorized 15,000,000 shares,
    issued 6,389,218 shares in 1996 and 6,356,884 in 1995               6,389           6,357
   Additional paid-in capital                                          14,714          14,677
   Retained earnings                                                   25,572          20,955
   Less deferred compensation                                            --               (21)
                                                                      -------        --------
                                                                       46,675          41,968
                                                                      -------        --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $78,020        $ 69,933
                                                                      =======        ========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                          Three Months Ended         Nine Months Ended
                                         9/27/96      9/29/95      9/27/96       9/29/95
                                         -------      -------      -------       -------
                                                           (Unaudited)
                                            (000's omitted, except per share data)

Net sales                              $   27,259   $   22,256   $   79,160   $   66,079
Cost of goods sold                         16,288       13,211       48,124       39,558
                                       ----------   ----------   ----------   ----------
   Gross profit                            10,971        9,045       31,036       26,521

Selling and distribution expenses           6,484        5,433       18,355       15,989
General and administrative expenses           796          784        2,601        2,409
Research and development expenses             320          307          990          887
                                       ----------   ----------   ----------   ----------
                                            7,600        6,524       21,946       19,285
                                       ----------   ----------   ----------   ----------
Income from operations                      3,371        2,521        9,090        7,236

Interest expense                              341          273          927          884
                                       ----------   ----------   ----------   ----------
Income before income taxes                  3,030        2,248        8,163        6,352

Provision for income taxes                  1,117          921        2,972        2,604
                                       ----------   ----------   ----------   ----------
Net income                             $    1,913   $    1,327   $    5,191   $    3,748
                                       ==========   ==========   ==========   ==========

Earnings per share:
     Primary                           $     0.29   $     0.20   $     0.78   $     0.58
                                       ==========   ==========   ==========   ==========
     Fully Diluted                     $     0.28   $     0.20   $     0.78   $     0.58
                                       ==========   ==========   ==========   ==========

Dividends per share                    $     0.03   $     0.03   $     0.09   $     0.08
                                       ==========   ==========   ==========   ==========



Weighted average number of common
and common equivalent shares used in
computing earnings per share

     Primary                            6,660,402    6,540,830    6,620,608    6,479,314

     Fully Diluted                      6,688,557    6,540,830    6,686,121    6,523,803




Note: 1995 share amounts have been adjusted to reflect the five-for-four share split in December, 1995.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Nine Months Ended
                                                                 9/27/96      9/29/95
                                                                 -------      -------
                                                                      (Unaudited)
                                                                   (000's omitted)

Operating activities:
  Net income                                                     $  5,191    $  3,748
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Depreciation                                                     2,756       2,163
     Deferred income taxes                                            261         977
   Amortization of intangible assets                                  268         268
   Deferred compensation                                               21          31
   Cash provided by (used for) current assets and liabilities:
     Accounts receivable                                             (669)       (568)
     Inventories                                                       29      (1,456)
     Prepaid expenses and other                                      (845)       (113)
     Accounts payable and accrued expenses                         (1,908)        190
     Income taxes                                                     233      (1,497)
   (Increase) decrease in other assets                                (52)        203
                                                                 --------    --------

  Net cash provided by operating activities                         5,285       3,946


Investing activities:
  Purchases of property, plant and equipment, net                 (10,090)     (3,510)
                                                                 --------    --------
  Net cash used for investing activities                          (10,090)     (3,510)


Financing activities:
  Proceeds from line of credit and long-term borrowings            34,775      20,275
  Payments on line of credit and long-term borrowings             (29,981)    (21,264)
  Proceeds from the issuance of common shares                          69         170
  Dividends paid                                                     (574)       (455)
                                                                 --------    --------
  Net cash provided by (used for) financing activities              4,289      (1,274)



Net decrease in cash                                                 (516)       (838)
Cash at beginning of period                                           963         982
                                                                 --------    --------
Cash at end of period                                            $    447    $    144
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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis.
     Operating results for the three month and nine month periods ended September 27, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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


2. During the second quarter of 1996, the Company qualified for a one-time Investment Tax Credit (ITC) of $500,000 from the State of Ohio. The Company's provision for income taxes for the third quarter and nine month periods of 1996 was reduced by $125,000 and $375,000, respectively. The following table compares the provision for income taxes, net income and earnings per share for the third quarter and nine month period of 1996 without the one-time investment tax credit.


                                  Three Months Ended           Nine Months Ended
                                 --------------------         --------------------
                                 9/27/96      9/27/96         9/27/96       9/27/96
                               As Reported   Without ITC    As Reported   Without ITC
                               -----------   -----------    -----------   -----------
   Income before taxes          $3,030,000   $3,030,000      $8,163,000   $8,163,000

   Provision for income taxes    1,117,000    1,242,000       2,972,000    3,347,000
                                 ---------    ---------       ---------    ---------

   Net income                   $1,913,000   $1,788,000      $5,191,000   $4,816,000
                                ==========   ==========      ==========   ==========


   Earnings per share           $     0.28   $     0.27      $     0.78   $     0.72
                                ==========   ==========      ==========   ==========


3. On October 22, 1996, the Board of Directors declared a four-for-three share split to be distributed on December 6, 1996, to shareholders of record as of November 15, 1996. Also at its meeting on October 22, 1996, The Board of Directors declared a $0.025 dividend payable on January 27, 1997 to shareholders of record as of December 20, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                                          Three Months Ended       Nine Months Ended
                                                          9/27/96    9/29/95       9/27/96    9/29/95
                                                          -------    -------       -------    -------
        Net sales..................................        100.0%     100.0%        100.0%     100.0%
        Cost of goods sold.........................         59.8       59.4          60.8       59.9
                                                          ------     ------        ------     ------
          Gross profit........................              40.2       40.6          39.2       40.1
        Selling and distribution expenses..........         23.8       24.4          23.2       24.2
        General and administrative expenses........          2.9        3.5           3.3        3.7
        Research and development expenses..........          1.2        1.4           1.2        1.3
                                                          ------     ------        ------     ------
                                                            27.9       29.3          27.7       29.2
                                                          ------     ------        ------     ------
        Income from operations.....................         12.3       11.3          11.5       10.9
        Interest expense...........................          1.2        1.2           1.2        1.3
                                                          ------     ------        ------     ------
        Income before income taxes.................         11.1       10.1          10.3        9.6
        Provision for income taxes.................          4.1        4.1           3.7        3.9
                                                          ------     ------        ------     ------
        Net income................................           7.0%       6.0%          6.6%       5.7%
                                                          ======     ======        ======     ======
        Provision for income taxes as a percentage
         of income before income taxes.............         36.9%      41.0%         36.4%      41.0%
                                                          ======     ======        ======     ======


Third Quarter and Nine Month Period of 1996 Compared to 1995

Net sales for the third quarter and nine month period ended September 27, 1996 increased approximately $5,003,000 and $13,081,000 or 22.5% and 19.8% over the similar prior year periods. Net sales in the third quarter and nine month period of 1996 to the Company's Specialty Markets (Seventh-day Adventist, Health Food and International) increased approximately $745,000 and $1,827,000 or 10.2% and 7.7% over the similar prior year periods. The Health Food market increased approximately $294,000 and $1,113,000 or 15.4% and 19.1% over the similar prior year periods. The broker network which was established for sales to natural food stores continues to increase the distribution of the Company's Natural Touch brand of products. International sales for the nine month period of 1996 increased $605,000 or 16.3% over the similar prior year period, primarily due to the timing of customer orders.

Foodservice sales for the third quarter and nine month period of 1996 increased approximately $1,077,000 and $2,843,000 or 47.5% and 47.9% over the similar prior year periods. Growth is particularly strong in the restaurant portion of this category due to improved acceptance among national chains and strong re-orders.

Net sales of Morningstar Farms products to supermarkets in the third quarter and nine month period of 1996 increased approximately $3,181,000 and $8,411,000 or 25.0% and 23.2% over the similar prior year periods. Net sales of Morningstar Farms meat alternative products in the third quarter and nine month period of 1996 increased approximately $3,611,000 and $9,002,000 or 36.1% and 32.4% over the similar prior year periods. Mass market sales continue to benefit from an expanded line of products, increased distribution and targeted new user strategies. Net sales of Morningstar Farms frozen egg substitutes for the nine month period of 1996 declined approximately 9.1% from the similar prior year period.

Gross profit as a percentage of net sales for the third quarter of 1996 decreased from 40.6% in 1995 to 40.2% in 1996. For the nine month period, gross profit decreased from 40.1% in 1995 to 39.2% in 1996. This decrease is attributable to contract manufacturing arrangements for certain Morningstar Farms products, increased material costs and the start up of the Zanesville facility. During the second quarter of 1996, the Company began full operation of its Zanesville, Ohio facility and eliminated contract manufacturing arrangements. Gross profit as a percentage of net sales did improve from the 39.1% reported in the second quarter of 1996 to 40.2%. This improvement reflects continued efficiencies gained at the Worthington and Zanesville Plants, including the results of adding a second shift of production at the Zanesville facility.

Selling and distribution expenses for the third quarter of 1996 decreased as a percentage of net sales from 24.4% in 1995 to 23.8% in 1996. For the nine month period of 1996, selling and distribution expenses decreased from 24.2% to 23.2% of net sales. This decrease is attributable to efficiencies gained through higher sales volume. General and administrative expenses in dollars were relatively constant for both the third quarter and nine month periods of 1996, thus resulting in decreases as a percentage of net sales. Research and development expenses remained comparable for both the third quarter and nine month period of 1996.

Interest expense for the third quarter and nine month period of 1996 increased approximately $68,000 and $43,000 or 24.9% and 4.9% over the similar prior year periods. This increase is primarily attributable to higher borrowing levels associated with the completed $9,000,000 Zanesville expansion project.

Net income for the third quarter and nine month period of 1996 increased approximately $586,000 and $1,443,000 or 44.2% and 38.5% over the similar prior year periods. The increase is primarily due to increased sales, lower selling, general and administrative expenses as a percentage of net sales and a lower provision for income taxes due to a one-time investment tax credit recognized by the Company. (See Notes to Condensed Consolidated Financial Statements.) These were partially offset by slightly lower gross profit percentages.



LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated from operations and a $20,000,000 revolving credit facility as its principal sources of liquidity. As of November 6, 1996, $9,550,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future. On October 22, 1996, the Company's Board of Directors approved an additional $11,500,000 capital expansion at the Zanesville plant. The project includes a second production line to produce meat alternative products, and the construction of an additional 15,000 sq. ft. dry storage warehouse which is necessary for raw materials and finished goods inventory. The production line will be installed in current unoccupied space at Zanesville. The expansion project is expected to be operational by mid-1997 and will have the capacity for an additional $30,000,000 in sales.

Net cash provided by operating activities for the nine month period of 1996 increased from the similar prior year period primarily due to an increase in net income.

Net cash used for investing activities for the nine month period of 1996 increased from the similar prior year period due to purchases of property, plant and equipment related to the completed $9,000,000 Zanesville expansion project.

Net cash provided by financing activities for the nine month period of 1996 increased from the similar prior year period, primarily due to increased borrowings to finance capital expenditures for the completed $9,000,000 Zanesville expansion project.



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


        Item 3.     Defaults Upon Senior Securities
                    Not Applicable


        Item 4.     Submission of Matters to a Vote of Security Holders
                    Not Applicable


        Item 5.     Other Information
                    Not Applicable


        Item 6.     Exhibits and Reports on Form 8-K
                    (a) Exhibits
                        Exhibit 11.  Computation of Earnings Per Share
                        Exhibit 27.  Financial Data Schedule

                    (b) No report on Form 8-K was filed during the fiscal
                        quarter ended September 27, 1996.

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WORTHINGTON FOODS, INC.
                                                -----------------------
                                                      (Registrant)




     Date:   November 8, 1996                  By: /S/ WILLIAM T. KIRKWOOD
                                                   ----------------------------
                                                       William T. Kirkwood
                                                   Executive Vice President and
                                                      Chief Financial Officer

                                 EXHIBIT INDEX





     Filed with Worthington Foods, Inc. Report on Form 10-Q for the Quarter Ended September 27, 1996.



     Exhibit No.                                                      Page No.
     -----------                                                      --------

        11      Computation of Earnings Per Share                        14

        27      Financial Data Schedule                                  15