Form 10-K
period 1996-12-31
WORTHINGTON FOODS INC /OH/
filed 1997-03-28
CIK 768978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                         Commission file number 0-19887

                             WORTHINGTON FOODS, INC.
             (Exact name of Registrant as specified in its charter)

         OHIO                                             31-0733120
(State of Incorporation)                       (IRS Employer Identification No.)

                              900 PROPRIETORS ROAD
                              WORTHINGTON, OH 43085
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (614) 885-9511

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

               Securities registered pursuant to 12(g) of the Act:
                           COMMON SHARES, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|    No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of February 27, 1997, there were outstanding 8,592,562 shares of the Registrant's common stock, no par value, which is the only class of common or voting stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the NASDAQ-NMS on February 27, 1997) was $151,079,480.

                       Documents Incorporated by Reference

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part I and Part
II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on April 22, 1997 are incorporated by reference into Part III.


             This report contains 48 pages of which this is page 1.
                      The Exhibit Index begins at page 18.

ITEM 1   BUSINESS

                                   The Company

     Worthington Foods, Inc. develops, produces and markets high-quality, zero cholesterol, vegetarian and other healthful food products for consumers seeking healthful food choices. Offering more than 150 products, the Company is one of the leading independent producers of healthier alternatives to meat, egg and dairy products. For more than 50 years, the Company has been dedicated to producing meat alternative products which simulate the taste and texture of meat and which are made primarily from soy and wheat proteins. Since the 1970's, the Company has produced egg substitute products made primarily from liquid egg whites.

     The Company produces and sells, under the MORNINGSTAR FARMS brand name, a line of products targeting health-conscious consumers. The Company sells these products nationwide, primarily to supermarkets and grocery stores. The principal products in this line are frozen meat alternatives, including BREAKFAST LINKS, BREAKFAST PATTIES, BREAKFAST STRIPS and GRILLERS, and five newer frozen meat alternatives, including PRIME PATTIES, DELI FRANKS, CHIK Patties, GARDEN VEGE PATTIES and BETTER'N BURGERS. BETTER'N BURGERS, a fat-free, zero cholesterol hamburger replacement, was introduced in October of 1994 and SPICY BLACK BEAN BURGERS, GARDEN GRAIN PATTIES and GROUND MEATLESS were introduced in 1995. SPICY BLACK BEAN BURGERS contain one gram of fat, are cholesterol free and contain a zesty blend of hearty black beans, peppers and spices. GARDEN GRAIN PATTIES are low in fat and cholesterol, and contain a wholesome blend of brown rice, rolled oats and bulgur wheat, with mushrooms and cheese. GROUND MEATLESS, introduced in late 1995, is a frozen, fat-free cooked hamburger replacement that is ready for use in chili, spaghetti sauce, lasagna or as a pizza topping. The national roll-out of this product occurred during 1996. During 1996, the major products introduced under the MORNINGSTAR FARMS brand were three varieties of BREAKFAST SANDWICHES. These sandwiches are made from our fat-free SCRAMBLERS egg product, meatless BREAKFAST PATTIES and fat-free cheese, creating great-tasting, low-fat, eat-on-the-run breakfast items. The Company also produces and sells under the MORNINGSTAR FARMS brand, frozen egg substitutes, including frozen SCRAMBLERS and frozen BETTER'N EGGS.

     Products sold nationally under the WORTHINGTON and LOMA LINDA (formerly LaLOMA) brand names, consisting primarily of frozen and canned meat alternatives, are targeted primarily to vegetarians and members of the Seventh-day Adventist Church. The Company produces and sells nationally, under the NATURAL TOUCH brand name, all natural, additive-free foods and beverages targeted to health/natural food consumers.

     The Company's business strategy is to continue to capitalize on the dietary trend toward the consumption of healthful, vegetarian food products, primarily those with zero cholesterol, and zero fat, or low fat claims. Through its existing product line and the development of new products and production processes, the Company expects to maintain its leading share of the market for meat alternatives and to capture the growing number of vegetarians and semi-vegetarians who are increasingly consuming such products. The Company believes its frozen egg substitute products, BETTER'N EGGS and SCRAMBLERS, will enable it to maintain its number two position in the frozen egg substitute market. Over the past four years, the Company has directed additional resources to the expansion of its foodservice (institutional) business.

     The Company's origin dates to 1939 when its predecessor ("Old Worthington") was organized to produce nutritional, vegetarian foods for members of the Seventh-day Adventist Church. Miles Laboratories purchased Old Worthington in 1970. The Company, in a management-led buyout, acquired the business and assets of Old Worthington in 1982. Since regaining its independence, the Company's net sales have grown from approximately $24,000,000 in 1983 to approximately $109,000,000 in 1996. In January, 1990, the Company acquired LaLoma Foods, Inc., including the LOMA LINDA brand (formerly LaLOMA brand), from the General Conference of Seventh-day Adventists.

     In November 1994, the Company sold substantially all of the manufacturing equipment, inventory and intangible assets (including the BETTER'N EGGS trademark) used by it in the manufacturing of refrigerated egg substitute products. As a part of this transaction, the Company agreed that it will not re-enter the refrigerated egg substitute business for five years. The Company obtained from the purchaser of its refrigerated egg assets a royalty-free, perpetual license to use the BETTER'N EGGS trademark in the manufacturing and sale of frozen egg substitute products.

     The Company was incorporated in July, 1967 under the laws of the State of Ohio and maintains its executive offices at 900 Proprietors Road, Worthington, Ohio 43085, and its telephone number is (614) 885-9511. As used in this Form 10-K, the term "Company" refers to Worthington Foods, Inc., its subsidiary and its predecessors, unless the context otherwise requires.


                                    Business

     The Company is one of the leading independent food companies dedicated solely to developing, producing and marketing vegetarian, meat alternatives, frozen egg substitutes and other healthful food products. The Company offers a diverse line of food and beverage products designed to meet the needs of today's health-conscious consumers.


Industry

     The market for healthful foods has grown significantly over the past several years. Based on recommendations from various United States governmental agencies and medical organizations aimed at reducing the risk of heart and other diseases, consumers in the United States have increasingly sought healthier diets through reduced consumption of meat, shell eggs and other foods containing significant amounts of cholesterol and fat. Soy, one of the Company's principal raw materials, has received the Food and Drug Administration's highest possible rating in terms of protein quality. Studies have suggested that soy can reduce, control or prevent the incidence of certain types of colon, breast, lung, prostate and stomach cancers. Soy protein helps the body retain calcium, thus reducing the risk of osteoporosis.

     Market research studies indicate that consumers in the United States have changed their diets in recent years by selecting healthful foods. More than 100 million American adults are now watching their fat intake and 90 million are monitoring their dietary cholesterol. More than half of grocery shoppers rate health as their primary concern in making food selections. 75 million American adults are actively reducing their red meat consumption, while 90% of shoppers practice some level of health-motivated behavior when they are grocery shopping. In addition, there were an estimated 18,000,000 vegetarians in the United States in 1996, more than an eight-fold increase over a decade ago. That number is growing at a rate of nearly 20,000 new vegetarians a week.


Products

     The Company produces and markets more than 150 different food and beverage products intended to promote good health and nutrition. The Company's products are made primarily from vegetable proteins, soy and egg whites, have zero cholesterol and typically are lower in fat, saturated fat and calories than their meat and egg counterparts. Its products are intended to satisfy the needs of consumers who are seeking to reduce or eliminate their consumption of meat, fresh shell eggs, poultry and fish.

     The Company's principal food product lines consist of meat alternative products and frozen egg substitute products. The Company's meat alternatives are made from vegetable proteins and simulate the taste and texture of meat, poultry and fish. The egg substitute products, the major ingredient of which is liquid egg whites, are designed to replace fresh shell eggs for consumers who seek to control their consumption of cholesterol and fat. They can be used for most breakfast applications and substituted for fresh shell eggs in most other recipes. The Company's beverage products include powdered soy milk and two alternatives to coffee.

     The Company's products are marketed under four brand names: MORNINGSTAR FARMS, WORTHINGTON, LOMA LINDA (formerly LaLOMA) and NATURAL TOUCH. The following table sets forth the Company's net sales ($000's) by brand name for each of the years indicated:

                                                               Years Ended December 31,
                                     __________________________________________________________________________
                                              1996                       1995                         1994
                                     ___________________          _________________            ________________

Morningstar Farms..............      $   72,765      67%          $57,479       63%            $55,891o     63%
Worthington....................          22,497      21            20,955       23              20,485      23
Loma Linda.....................           8,828       8             8,327        9               7,913       9
Natural Touch..................           4,985       4             4,314        5               3,931       5
                                          -----       -            ------       --              ------      --
     Total.....................        $109,075     100%          $91,075      100%            $88,220     100%
                                       ========     ====          =======      ====            =======     ====

o The Company's net sales include $7,935,000 of refrigerated egg product in 1994.
     (See Note H of the Company's Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended
     December 31, 1996)

Note: 1994 net sales amount has been adjusted slightly due to the method in which the Company allocates sales deductions.


MORNINGSTAR FARMS

     Introduced in the early 1970's, MORNINGSTAR FARMS brand products offer a full line of zero cholesterol alternatives to processed meats and fresh shell eggs that appeal to the consumer who is seeking a healthier diet. These products are distributed nationally through supermarkets, grocery stores and other retail outlets. The Company markets four principal meat alternative products under the MORNINGSTAR FARMS brand name -- BREAKFAST LINKS, BREAKFAST PATTIES, BREAKFAST STRIPS and GRILLERS. These products simulate the taste and texture of sausage links, sausage patties, bacon strips and hamburger, respectively. They are completely free of meat, meat by-products and animal fat and have zero cholesterol. They are comparable in protein to their meat counterparts but are lower in calories and total fats and have the benefit of a higher ratio of polyunsaturated to saturated fats. Together, they accounted for $27,294,000, $24,178,000, and $22,475,000 or 25.0%, 26.5%, and 25.5% of net sales in 1996,
1995 and 1994, respectively.

     In early 1993, the Company began test marketing four new MORNINGSTAR FARMS meat alternatives: GARDEN VEGE-PATTIES, PRIME PATTIES, CHIK PATTIES and DELI FRANKS. Due to favorable trade and consumer acceptance, the Company decided in 1993 to expand the availability of these products. In October, 1994, the Company introduced BETTER'N BURGERS, a fat-free, zero cholesterol hamburger replacement, and continued with the national roll-out of this product during 1995. SPICY BLACK BEAN BURGERS and GARDEN GRAIN PATTIES were introduced during 1995 and distribution for these two items continued to grow in 1996. In late 1995, GROUND MEATLESS, a frozen, fat free hamburger replacement that is ready for use in chili, spaghetti sauce, lasagna or as a pizza topping, was introduced. In 1996, the major products introduced under the MORNINGSTAR FARMS brand were the three new BREAKFAST SANDWICHES. These sandwiches are made from fat-free SCRAMBLERS egg product, meatless BREAKFAST PATTIES and fat-free cheese. Together, the new MORNINGSTAR FARMS brand products introduced since 1993 accounted for approximately $25,080,000, $15,015,000 and $8,306,000 or 23.0%, 16.5% and 9.4%
of net sales in 1996, 1995, and 1994, respectively.

     The MORNINGSTAR FARMS brand product line also includes two frozen egg substitute products, SCRAMBLERS and BETTER'N EGGS. SCRAMBLERS is a frozen product that contains approximately 99% liquid egg whites, zero cholesterol, zero fat and contains half the calories of fresh shell eggs. SCRAMBLERS, which was developed to duplicate the taste and texture of scrambled eggs, has a distinctive, buttery taste. Frozen SCRAMBLERS is the Company's largest selling single product and accounted for approximately $9,076,000, $10,260,000, and $11,636,000 or 8.3%, 11.3% and 13.2% of net sales in 1996, 1995, and 1994, respectively. Although the Company does not anticipate growth in the sales of SCRAMBLERS, the Company believes that the taste profile of SCRAMBLERS will allow it to maintain a loyal consumer following.

     BETTER'N EGGS, which is offered by the Company only in frozen form, contains approximately 98% liquid egg whites, zero cholesterol and zero fat. BETTER'N EGGS, as its name suggests, is marketed as a product nutritionally superior to fresh shell eggs (two-thirds fewer calories than fresh shell eggs) with a taste very similar to fresh shell eggs. With the sale of its refrigerated BETTER'N EGGS assets in late 1994, the Company has discontinued the manufacture and sale of refrigerated egg substitute products. Refrigerated BETTER'N EGGS is now being produced by the purchaser of these assets. The Company's net sales of refrigerated egg substitute products were $7,935,000 in 1994. See Note H of the Company's Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.


WORTHINGTON and LOMA LINDA

     WORTHINGTON brand products have been sold in the marketplace since 1939 and LOMA LINDA brand products, sold formerly under the LaLOMA brand name, have been available since 1906. Both brands were originally developed to meet the dietary preferences of members of the Seventh-day Adventist Church, but now are also being targeted to the growing market of vegetarians and others desiring to reduce their consumption of cholesterol and fat.

     These brands include approximately 90 frozen, canned and dry products that are intended to provide healthier, vegetarian alternatives to meat products, such as hamburger, hot dogs, sausage, bacon and luncheon slices, and to chicken and fish. They contain no meat or animal fat and, because they are made primarily from soy and wheat proteins, have zero cholesterol and are low in saturated fats.

     In 1996, Worthington Foods provided low-fat alternatives to three of the WORTHINGTON brands most popular items: FRICHIK, VEJA-LINKS and CHILI. These three low-fat items contributed 6% growth in unit volume among retailers serving the Seventh-day Adventist market. The Company plans additional low-fat offerings in 1997.


NATURAL TOUCH

     The NATURAL TOUCH brand was introduced in 1984 to meet the dietary needs of health/natural food consumers looking for vegetarian products that do not contain artificial ingredients or flavors. Since its introduction, Natural Touch has been a leading brand in the natural food category.

     The NATURAL TOUCH brand consists of 18 frozen entrees and mixes such as OKARA PATTIE, made from organic soybeans; GARDEN VEGGIE PATTIE, made from garden vegetables and VEGGIE BURGER KITS, where the consumer simply adds the fresh vegetables they like for a fresh veggie burger in minutes. KAFFREE ROMA is the number one selling coffee alternative in the natural food retail channel. It is made from malted barley and chicory and contains no caffeine or tannic acids. Recently, ROMA CAPPUCCINO was introduced as a companion product that will appeal to consumers looking for specialty beverages.

     In late 1994, the Company began to develop a natural food broker network that was completed in 1996. These brokers have increased product penetration and ensure the efficient execution of marketing programs developed for natural food retailers and consumers. Additionally, the brokers have provided a higher level of retail service that is benefiting the distributors, retailers and ultimately, the consumer.



Customers, Markets and Distribution

     MORNINGSTAR FARMS brand products are sold primarily to supermarkets, grocery stores and distributors located throughout the United States, including virtually all of the major supermarkets and distributors. MORNINGSTAR FARMS brand products are also sold to foodservice (institutional) markets, including health care and educational facilities and restaurants.

     Supermarket and grocery store sales of MORNINGSTAR FARMS brand products are made through a network of 58 independent food brokers who are managed by the Company's six regional sales managers. The Company ships these products by common carrier from its Zanesville distribution facility to the customer's warehouse or to a public warehouse.

     WORTHINGTON and LOMA LINDA brand products are primarily sold to facilities operated by Seventh-day Adventists such as book stores, supermarkets, hospitals and schools. These products are increasingly sold to retail supermarkets that are not operated by Seventh-day Adventists but are located in areas where the Seventh-day Adventist population is concentrated, and to health/natural food stores. NATURAL TOUCH brand products are primarily sold to health/natural food stores and distributors, although they are also sold to the same market base as the WORTHINGTON and LOMA LINDA brand products.

     Sales of WORTHINGTON, LOMA LINDA, and NATURAL TOUCH brand products are made by the Company's five-employee field sales force and four inside sales persons. The Company ships these products by common carrier, in some cases, directly to the customer, and in other cases, to the Company's field warehouse facilities for delivery by the Company's local delivery trucks to the trade customer or to the distributor's warehouse.

     The Company exports its branded products throughout the world to such countries and areas as Taiwan, Singapore, Malaysia, Hong Kong, the Caribbean, Canada, Mexico, United Kingdom, Panama, and Italy. The Company uses export facilitators and distributors as required. Due to health concerns worldwide regarding the consumption of meat, more consumers are looking for vegetarian alternatives.

     The Foodservice Division of the Company has expanded over the past four years and now includes five regional sales managers, 42 independent food brokers and over 530 distributors. During 1995, sales agreements were signed with over 4,000 new restaurant locations, including Subway, Chili's, Pizzera Uno, and Marie Callender's. With the increased awareness and demand for vegetarian food items as well as egg substitutes in restaurants, institutions and health care facilities, the Company is well positioned to benefit from increased sales to foodservice operations with its full-line of vegetarian food products for breakfast, lunch and dinner.

     The following table sets forth the Company's net sales to its principal markets for each of the years indicated:

                                                                    Years Ended December 31,
                                           ____________________________________________________________________
                                                     1996                    1995                    1994
                                           ____________________       _________________        ________________
                                                                     (Dollars in thousands)
Supermarkets and grocery stores.........   $   62,280       57%       $51,217       56%        $51,950o     59%
Seventh-day Adventist retail facilities.       19,427       18         18,626       21          18,697      21
Health/natural food stores..............        9,792        9          8,142        9           7,430       8
Foodservice (institutional)*............       11,875       11          8,354        9           6,194       7
Export Sales............................        5,701        5          4,736        5           3,949       5
                                                -----        -         ------       --           -----      --
     Total..............................     $109,075      100%       $91,075      100%        $88,220     100%
                                             ========      ====       =======      ====        =======     ====

*    Includes sales to Seventh-day Adventist institutions

o The Company's net sales include $7,935,000 of refrigerated egg product in 1994. (See Note H of the Company's Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996)

Note:  1994 net sales   amounts   have  been   reclassified   due  to   customer
       reclassifications.


     The Company supports its MORNINGSTAR FARMS brand products with price discounts, advertising allowances, national print ads, direct mail, display incentives, coupon promotions and trade show and convention promotions. The Company supports its WORTHINGTON, LOMA LINDA and NATURAL TOUCH brand products with trade promotions to retailers and distributors and with print advertising in Seventh-day Adventist periodicals and health food/vegetarian oriented magazines.



Competition

     The markets in which the Company sells its products are highly competitive. The Company competes in the sale of its products on the basis of their healthful attributes, taste, price, quality and convenience.

     The Company's meat alternative products are sold in competition with comparable meat items and, to this extent, compete with meat packing houses. The Company's meat alternative products also compete with similar vegetable protein products marketed by other companies. Until recently, most of the Company's competitors which market meat alternative products have been relatively small firms which have not established national distribution systems for their products as extensive as the Company's distribution system. In recent years, however, Wholesome & Hearty, Inc. (Gardenburger), Archer Daniels Midland Co., and Pillsbury (Green Giant Harvest Burger) have become major competitors that market meat alternative products. Due to the entry of some of the companies mentioned above into the meat alternative category, total retail sales in the category have grown from approximately $39,000,000 in 1993 to approximately $126,000,000 in 1996. Based on industry data, the Company's retail market share for its meat alternative products was approximately 56%, 58% and 52% for 1996, 1995, and 1994, respectively.

     The Company's frozen egg substitute products are sold in competition with refrigerated egg substitute products and fresh shell eggs. In addition, several major egg packagers are developing processes to reduce the cholesterol content of whole eggs. If any of such products are successfully developed and introduced, they would compete with the Company's frozen egg substitute products. The Company's SCRAMBLERS and BETTER'N EGGS frozen products also compete against frozen and refrigerated products manufactured and sold by a number of other firms, including Egg Beaters sold by Fleischmann's and Healthy Choice sold by ConAgra. Based on industry data, during 1996, SCRAMBLERS and frozen BETTER'N EGGS accounted for approximately 27% of the market for frozen egg substitute products. The Company's egg substitute competitors mentioned above are considerably larger, have greater financial resources and enjoy wider recognition for their branded products.

     In recent years, a number of large companies in the package food industry have introduced new food products for persons who are concerned about their consumption of fat and cholesterol. Their products are targeted to some extent toward the same consumer base which purchases products of the Company, insofar as they both rely on health-oriented claims. These companies have significantly greater resources available for advertising and product development than the Company.

Research and Development

     The Company has been a leader in developing and commercializing vegetable protein products for the past 58 years and has pioneered various textured protein processes, including the process of spinning soy protein into edible fibers providing the texture of various meat products. This leadership has been important in the development of the Company's meat alternative products, as well as its egg substitute and other products.

     The Company's research and development department consisted of 21 full-time employees at February 27, 1997. Research and development expenses for the fiscal years ended December 31, 1996, 1995 and 1994 were approximately $1,280,000, $1,227,000 and $1,370,000, respectively. In 1997, the Company expects to increase its commitment to developing new technology and products. Four new positions will be added to research and development during 1997 to increase the Company's effort to stay ahead of the competition. As a result of the Company's ongoing development of new technologies and products, its continued effort to ensure product quality and other regulatory requirements, the Company expects its research and development expenses in 1997 to be consistent with prior years.

     During 1996, the Company introduced a record twenty-one new products. All of these products met the Company's criteria for new products: good taste, low or reduced fat, and convenience. In addition, the Company has continued to reformulate existing products to lower their fat and sodium content.



Government Regulations

     The Company is subject to various laws and regulations relating to the operations of its production facilities, the production, packaging, labeling and marketing of its products, and pollution control which are administered by federal, state and other governmental agencies. The Company's production facilities are regularly inspected by the United States Food and Drug Administration and the Ohio Department of Agriculture. The Company believes that it complies in all material respects with the health, environmental and other laws and regulations applicable to it and believes that its continued compliance with existing standards will not have a material effect on its results of operations or financial condition.



Trademarks and Patents

     The Company has numerous federally registered and/or common law trademarks covering its products which the Company considers important as an indication of the source of origin of its products. The most important trademarks, all of which are federally registered, are MORNINGSTAR FARMS with design, MORNINGSTAR FARMS SCRAMBLERS, WORTHINGTON with "Flower W", LOMA LINDA and NATURAL TOUCH. The federally registered trademarks, when renewed at ten year intervals and continuously used, have an indefinite term.

     The Company has numerous patents relating to its vegetable protein and egg substitute products that expire at various dates from 1997 through 2007. During the next five years, only one patent that is material to the Company's business is scheduled to expire. That patent, which expires in October, 1997, relates to a process by which the Company prepares textured protein concentrate. Currently, however, the Company more commonly emphasizes and relies on trade secrets and proprietary methods, rather than on statutory protections, in formulating and producing its products.

     The Company's trademarks and patents are owned and licensed to the Company by Specialty Foods Investment Company, a wholly-owned subsidiary of the Company.


Employees

     As of February 27, 1997, the Company had 577 employees, including 170 corporate salaried employees and 407 manufacturing employees. The Company's Worthington manufacturing employees are represented by the United Industrial Workers, AFL-CIO, and are covered by a collective bargaining agreement which expires on September 30, 1998. The Company has never had a work stoppage and considers its employee relations to be good.



Potential Product Liability

     The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. While the Company maintains rigid quality control standards and inspection procedures, no assurance can be given that some food products sold by the Company may not contain or develop harmful substances. The Company maintains product liability insurance in an amount which the Company believes to be adequate.



Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-K are forward looking statements within the meaning of the Private Securities Litigations Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, uninsured product liability and other factors described in detail in this Form 10-K for the year ended December 31, 1996.

                                   MANAGEMENT



ITEM 1a  EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers are as follows:

     Name             Age               Position(s)
   --------         -------           ---------------

Allan R. Buller       79    Chairman of the Board, Treasurer and Director
Dale E. Twomley       57    President, Chief Executive Officer and Director
Donald B. Burke       49    Executive Vice President of Marketing and Sales
William T. Kirkwood   48    Executive Vice President and Chief Financial Officer
Ronald L. McDermott   46    Vice President of Research and Technology
James C. Remer        57    Vice President of Manufacturing
Jay L. Robertson      58    Vice President of Sales


     Allan R. Buller has been Chairman of the Board since November 1, 1990, a director since August, 1982, and Treasurer since April, 1986, and served as President and Chief Executive Officer from October, 1982 through December, 1985.

     Dale E. Twomley has been President and Chief Executive Officer since January, 1986, a director since April, 1985, and held various other management positions with the Company from July, 1983 through December, 1985.

     Donald B. Burke has been Executive Vice President of Marketing and Sales since November, 1994. Mr. Burke previously was employed as Vice President of Marketing for T. Marzetti Company from 1986 to November of 1994.

     William T. Kirkwood has been Executive Vice President and Chief Financial Officer since February 1996. Prior to that, Mr. Kirkwood was Vice President of
Finance and Chief Financial Officer since May, 1989, and served as Controller and Assistant Treasurer from October, 1982 through May, 1989.

     Ronald L. McDermott has been Vice President of Research and Technology since June, 1989.

     James C. Remer has been Vice President of Manufacturing since July, 1990, and was Director of Manufacturing from November, 1986 through July, 1990.

     Jay L. Robertson has been Vice President of Sales since July, 1990, and served as National Sales Manager for the Company's MORNINGSTAR FARMS brand from September, 1985 through July, 1990.

ITEM 2   PROPERTIES


Worthington Facility

     The Company's executive offices and production facility in Worthington, Ohio are owned by the Company and are located on approximately ten acres of land in Worthington, Ohio, a suburb of Columbus. The following table provides certain information regarding the buildings at the Worthington facility:

      Type of Building                                   Square Footage
      ----------------                                   --------------

      Production Facility and Annex......................   109,000
      Warehouse..........................................    38,300
      Research and Development Facility..................    17,400
      Office Building....................................     6,100
      Retail Store.......................................     4,800


Zanesville Facility

     The Company began construction in mid-1989 of a 140,000 square foot production facility in Zanesville, Ohio, located approximately 60 miles east of the Company's Worthington offices. The original purpose of the facility was to increase production capacity to meet the then-growing demand for frozen SCRAMBLERS. Due to the negative impact that escalating egg white prices had on sales of SCRAMBLERS, the Company decided in the fourth quarter of 1989 to halt construction of the Zanesville facility. Prior to halting such construction, the Company had expended $4,176,000 for land acquisition, architectural and construction costs.

     The Company resumed construction at the Zanesville location during the second quarter of 1992 and completed Phase I during the second quarter of 1993. Phase I is a 44,000 square foot facility which was used to produce refrigerated BETTER'N EGGS and refrigerated SCRAMBLERS until these product lines were sold as described below. The cost to complete and equip the 44,000 square foot facility was approximately $15,000,000.

     On  November  22,  1994,  the  Company  sold   substantially   all  of  the
manufacturing equipment, inventory and intangible assets used in the manufacturing and selling of its refrigerated egg product. This transaction resulted in a gain of $1,578,000, which is net of a $2,000,000 write-off of costs related to the design of the Zanesville, Ohio plant for use as a refrigerated egg processing plant. With the sale of the refrigerated egg assets, the Zanesville facility became available for additional production capacity. Due to projected increases in sales volume and continued capacity constraints at the Worthington facility, the Company began a $9,000,000 expansion of the Zanesville facility in June, 1995. This expansion project was completed within the $9,000,000 budget and became operational April 1, 1996. This project included $5,500,000 for new meat alternative production equipment; $3,500,000 for a new 37,000 square foot frozen foods warehouse, and the completion of 22,000 square feet of the existing building for dry storage. This enabled the Company to reduce capacity constraints at the Worthington facility, eliminate or reduce the need for contract manufacturers, and allowed the Company to consolidate its plant finished goods inventory and distribution functions at the Zanesville site. On October 22, 1996, the Board of Directors approved an $11,500,000 capital spending project at Zanesville to install a second production line to produce meat alternatives and to finish additional warehouse space for dry storage. This project is expected to be completed by the end of September, 1997 and is expected to be funded from cash generated from operations and the revolving credit facility.

Warehouse and Distribution Facilities

     The following table provides certain information regarding the Company's principal warehouse and distribution facilities:


                                                   Date Acquired
                                                     or first       Termination
                            Square                  Occupied by    Date of Lease
          Location          Footage     Interest    the Company    with Renewals
          --------          -------     --------   -------------   -------------

Columbus, Ohio ...........  54,000       Leased        1992            2001
Riverside, California  ...  19,000       Leased        1994            2008
Zanesville, Ohio .........  59,000       Owned         1996             --

In addition, the Company leases space in eight public warehouse facilities in Atlanta, Georgia; Chicago, Illinois; Fort Worth, Texas (2); Denver, Colorado; Sante Fe Springs, California; Portland, Oregon; and Hatfield, Pennsylvania.


ITEM 3   LEGAL PROCEEDINGS

     The Company is not a party to any material litigation nor is it aware of any litigation threatened against it which, if commenced and adversely determined, would likely have a material adverse effect upon the business or financial condition of the Company.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information required by this Item 5 is incorporated by reference herein from page 20 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1996.




ITEM 6   SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated by reference herein from page 8 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1996.




ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is incorporated by reference herein from pages 9 through 11 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1996.




ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference herein from pages 12 through 19 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1996.




ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of Worthington Foods, Inc. is set forth in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held on April 22, 1997, under the caption "ELECTION OF DIRECTORS," and is in accordance with Instruction G(3) incorporated herein by reference. Information regarding executive officers of Worthington Foods, Inc. is set forth under the caption "Executive Officers of the Registrant" in Item 1a hereof. No facts exist which would require disclosures herein pursuant to Item 405 to Regulation S-K.




ITEM 11  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held on April 22, 1997, under the captions "ELECTION OF DIRECTORS," and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS," and is in accordance with Instruction G(3) incorporated herein by reference. Neither the Report on Executive Compensation nor the Performance Graph included in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held April 22, 1997, shall be deemed to be incorporated herein by reference.




ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth in the Worthington Foods, Inc. definitive Proxy
Statement for the annual meeting of shareholders to be held April 22, 1997, under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," and "SECURITY OWNERSHIP OF CERTAIN OFFICERS AND DIRECTORS," and is in accordance with Instruction G(3) incorporated herein by reference.




ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is set forth in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held April 22, 1997, and is in accordance with Instruction G(3) incorporate herein by reference.

                                     PART IV



ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K


(a)(1)     Financial Statements
           The following Consolidated Financial Statements of Worthington Foods, Inc. are incorporated by reference in Item 8 of this Form 10-K from the pages set forth below of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1996.

                                                                 Page No. of    Page No. of this
                                                                Annual Report      Form 10-K
                                                                -------------   -----------------
Report of Independent Auditors..................................     19               42
Consolidated Balance Sheets as of December 31, 1996 and 1995....     12               35
Consolidated Statements of Income for the Three Years Ended
  December 31, 1996.............................................     13               36
Consolidated Statements of Shareholders' Equity for the Three
 Years Ended December 31, 1996..................................     13               36
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1996.......................................     14               37
Notes to Consolidated Financial Statements .....................    15-18            38-41


(a)(2)     Financial Statement Schedules
           For the three years in the period ended December 31, 1996:

                                                                Page No. of this
                                                                    Form 10-K
                                                                ----------------
              Schedule II - Valuation and Qualifying Accounts          48

           The other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the Notes to the Consolidated Financial Statements.


 (a)(3)    Exhibits
           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits see the "Exhibit Index" at pages 18 and 19 of this Form 10-K. The following table provides certain information concerning the executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


Exhibit No.                       Description                           Location
-----------                     ---------------                         --------

10(a)    Worthington Foods, Inc. 1995 Stock Option Plan                    ***

10(b)    Worthington Foods, Inc. Supplemental Executive Retirement Plan     *

10(c)    Summary Description of the Worthington Foods, Inc.
         1997 Executive Bonus Plan                                       Page 20

10(d)    Worthington Foods, Inc. Group Life Insurance Plan                  *

10(e)    Split Dollar Insurance Policy for Dale E. Twomley                  *

10(f)    Restricted Stock Agreement between Worthington Foods, Inc.
         and Dale E. Twomley                                                *

10(g)    Restricted Stock Agreement between Worthington Foods, Inc.
         and William T. Kirkwood                                            *

10(h)    Restricted Stock Agreement between Worthington Foods, Inc.
         and Jay L. Robertson                                               *

10(i)    Restricted Stock Agreement between Worthington Foods, Inc.
         and James C. Remer                                                 *

10(aa)   Restricted Stock Agreement between Worthington Foods, Inc.
         and Donald B. Burke                                                **

______________________

* Incorporated by reference to the Registrant's S-1 registration statement filed February 26, 1992. (Registration No. 33-45945) Exhibit numbers herein are the same as those in the S-1 Registration Statement

** Incorporated by reference to the Registrant's Form 10-K filed March 28, 1995. (File No. 0-19887) (Exhibit 10(aa))

*** Incorporated by reference to the Registrant's Form S-8 filed May 12, 1995. (Registration No. 33-92222) (Exhibit 4)


(b)        Reports on Form 8-K
           A report on Form 8-K was filed on October 31, 1996, regarding Item 5, Other Events. The information contained in this 8-K reported the Company's four-for-three share split declared by the Board of Directors of the Company on October 22, 1996; and the resulting adjustment in the stock purchase rights under the Shareholder Rights Plan.


(c) Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits see the "Exhibit Index" at pages 18 and 19 hereof.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 1997

                                  WORTHINGTON FOODS, INC.
                                       (Registrant)


                                   By: /S/ WILLIAM T. KIRKWOOD
                                       _________________________________________
                                           William T. Kirkwood
                                           Executive Vice President and
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                        Title                                Date
________________________________________________________________________________


ALLAN R. BULLER*
___________________________
Allan R. Buller               Chairman of the Board, Treasurer
                              and Director                               3/28/97

DALE E. TWOMLEY*
___________________________
Dale E. Twomley               President, Chief Executive Officer
                              and Director                               3/28/97

/S/ WILLIAM T. KIRKWOOD
___________________________
William T. Kirkwood           Executive Vice President,
                              Chief Financial Officer                    3/28/97

ROGER D. BLACKWELL*
___________________________
Roger D. Blackwell            Director                                   3/28/97

EMIL J. BROLICK
___________________________
Emil J. Brolick               Director                                   3/28/97

THEODORE A. HAMER*
___________________________
Theodore A. Hamer             Director                                   3/28/97

GEORGE T. HARDING, IV*
___________________________
George T. Harding, IV         Director                                   3/28/97

DONALD G. ORRICK*
___________________________
Donald G. Orrick              Director                                   3/28/97

DONALD B. SHACKELFORD*
___________________________
Donald B. Shackelford         Director                                   3/28/97


* By /S/ WILLIAM T. KIRKWOOD                                             3/28/97
___________________________
         William T. Kirkwood, Attorney in Fact

                             WORTHINGTON FOODS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                  EXHIBIT INDEX


Exhibit No.                        Description                                       Location
________________________________________________________________________________________________
3a   Amended and Restated Articles of Incorporation                                    (1)

3b   Amended Regulations                                                               (1)

10(a) Worthington Foods, Inc. 1995 Stock Option Plan                                   (5)

10(b) Worthington Foods, Inc. Supplemental Executive Retirement Plan                   (1)

10(c) Summary Description of the  Worthington  Foods,  Inc. 1997 Executive Bonus
      Plan                                                                           Page 20

10(d) Worthington Foods, Inc. Group Life Insurance Plan                                (1)

10(e) Split Dollar Insurance Policy for Dale E. Twomley                                (1)

10(f) Restricted Stock Agreement  between  Worthington  Foods,  Inc. and Dale E.
      Twomley                                                                          (1)

10(g) Restricted Stock Agreement between Worthington  Foods, Inc. and William T.
      Kirkwood                                                                         (1)

10(h) Restricted Stock  Agreement  between  Worthington  Foods,  Inc. and Jay L.
      Robertson                                                                        (1)

10(i) Restricted Stock Agreement between  Worthington  Foods,  Inc. and James C.
      Remer                                                                            (1)

10(j) Amended and Restated License Agreement between Worthington Foods, Inc. and
      Specialty Foods Investment Company                                               (1)

10(k) Note Agreement between  Worthington  Foods, Inc. and Principal Mutual Life
      Insurance Company, dated January 1, 1990 for $10,000,000  Principal Amount
      9.75% Senior Secured Notes Due January 15, 2004 included Amendment to Note
      Agreement dated March 1, 1990,  Second  Amendment to Note Agreement  dated
      June 1, 1990, Third  Amendment  to Note  Agreement  dated  August 1, 1991,
      Fourth Amendment  to Note  Agreement  dated  January  1,  1992,  and Fifth
      Amendment to the Note Agreement dated as of February 1, 1992                     (1)

10(l) $10,000,000 9.75% Senior Secured Note, dated January 16, 1990                    (1)

10(m) Open-End  Mortgage, dated January 15, 1990, on Worthington  and Zanesville
      Facilities including first  Amendment to Open-End  Mortgage dated February
      24, 1992                                                                         (1)

10(n) Security Agreement  between  Worthington  Foods,  Inc. and Principal dated
      January 15, 1990 including  First  Amendment to Security  Agreement  dated
      February 24, 1992                                                                (1)

10(o) First Amended and Restated Loan Agreement between Worthington  Foods, Inc.
      and Huntington National Bank dated February 24, 1992                             (1)

10(p) First Amendment to Second  Amended and  Restated  Loan  Agreement  between
      Worthington  Foods, Inc. and  Huntington  National  Bank dated October 31,
      1995                                                                             (8)

10(q) $20,000,000 Revolving Note with Huntington National Bank dated October 31,
      1995                                                                             (8)

10(r) Worthington  Foods,  Inc.  Incentive  Stock  Purchase  Plan  for  Eligible
      Employees                                                                        (9)

10(x) Collateral Assignment of License Agreement between Worthington Foods, Inc.
      and Huntington National Bank dated January 15, 1990                              (1)

10(y) Worthington Foods, Inc. 1993 Stock Option Plan for Non-Employee Directors        (2)

10(z) Second Amended and Restated Loan Agreement between Worthington Foods, Inc.
      and Huntington  National  Bank dated June 15, 1993,  including The Related
      Second Amendment to Intercreditor Agreement dated June 15, 1993                  (3)




Exhibit No.                        Description                                       Location
________________________________________________________________________________________________

10(aa) Restricted Stock Agreement between  Worthington Foods, Inc. and Donald B.
       Burke                                                                           (4)

10(ab) Rights Agreement,  dated as of June 13, 1995, between  Worthington Foods,
       Inc. and National City Bank, as Rights Agent                                    (6)

10(ac) Certificate of Adjustment of Preferred Stock Purchase Rights                    (7)

10(ad) Certificate of Adjustment of Preferred Stock Purchase Rights                    (10)

11     Statement Regarding Computation of Earnings Per Share                         Page 21

13     Annual Report to Shareholders                                               Pages 22-44

22     Subsidiary of the Registrant                                                    (1)

23     Consent of Ernst & Young LLP                                                  Page 45

24     Power of Attorney                                                             Page 46

27     Financial Data Schedule                                                       Page 47

________________________

(1) Incorporated by reference to the Registrant's S-1 registration statement filed February 26, 1992. (File No. 0-19887, Registration No. 33-45945) -
     Exhibit  numbers  herein  are the  same as  those  in the S-1  Registration
     Statement.

(2)  Incorporated  by  reference to the  Registrant's  Form S-8 filed August 12,
     1993. (Registration No. 33-67290) (Exhibit 4)

(3)  Incorporated  by  reference to the  Registrant's  Form 10-K filed March 17,
     1994. (File No. 0-19887)

(4)  Incorporated  by  reference to the  Registrant's  Form 10-K filed March 28,
     1995. (File No. 0-19887) (Exhibit 10(aa))

(5)  Incorporated by reference to the Registrant's  Form S-8 filed May 12, 1995.
     (Registration No. 33-92222) (Exhibit 4)

(6)  Incorporated by reference to the Registrant's Form 8-K filed June 14, 1995.
     (File No. 0-19887) (Exhibit 1)

(7)  Incorporated by reference to the  Registrant's  Form 8-K filed December 11,
     1995. (File No. 0-19887) (Exhibit 99(a))

(8)  Incorporated  by  reference to the  Registrant's  Form 10-K filed March 28,
     1996. (File No. 0-19887)

(9)  Incorporated  by  reference  to the  Registrant's  Form S-8 filed March 29,
     1996. (Registration No. 333-2904) (Exhibit 4)

(10) Incorporated  by reference to the  Registrant's  Form 8-K filed October 31,
     1996. (File No. 0-19887) (Exhibit 99(a))

                                     - 19 -