Form 10-Q
period 1997-04-04
WORTHINGTON FOODS INC /OH/
filed 1997-05-15
CIK 768978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 4, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


                         Commission File Number: 0-19887



                             WORTHINGTON FOODS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

          OHIO                                           31-0733120
________________________                    ____________________________________
(State of incorporation)                    (IRS Employer Identification Number)


                   900 PROPRIETORS ROAD, WORTHINGTON, OH 43085
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (614) 885-9511



                                 Not Applicable
               ___________________________________________________
                        (Former name, former address and
               formal fiscal year, if changed from last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes |X|    No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                       Outstanding at May 9, 1997
__________________________                            __________________________
Common stock, no par value                                    8,634,210


                            Exhibit Index at Page 13

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                      INDEX


                                                                        Page No.
    PART I   FINANCIAL INFORMATION

  Item 1.Financial Statements

         Condensed Consolidated Balance Sheets -
           April 4, 1997 and December 31, 1996                             3-4

         Condensed Consolidated Statements of Income -
           For the three month periods ended April 4, 1997
           and March 29, 1996                                                5

         Condensed Consolidated Statements of Cash Flows -
           For the three month periods ended April 4, 1997
           and March 29, 1996                                                6

         Notes to Condensed Consolidated Financial Statements                7


  Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 8-10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks      10



PART II  OTHER INFORMATION                                                  11

  Item 1.    Legal Proceedings                                              11

  Item 2.    Changes in Securities                                          11

  Item 3.    Defaults Upon Senior Securities                                11

  Item 4.    Submission of Matters to a Vote of Security Holders            11

  Item 5.    Other Information                                              11

  Item 6.    Exhibits and Reports on Form 8-K                               11

  Signature                                                                 12

  Exhibit Index                                                             13

         Exhibit 11 - Computation of Earnings Per Share                     14

         Exhibit 27 - Financial Data Schedule                               15

Item 1.
Financial Statements


                     Worthington Foods, Inc. And Subsidiary
                      Condensed Consolidated Balance Sheets


                                                             4/4/97     12/31/96
                                                          (Unaudited)  (Audited)
                                                              (000's omitted)
ASSETS

Current Assets
    Cash                                                    $   733      $   811
    Accounts receivable less allowance                        7,555        8,664
      (1997 - $126; 1996 - $100)
    Inventories:
        Finished goods                                       14,867       11,618
        Work in process                                       1,266          830
        Raw materials                                         4,272        3,170
        Packaging materials and supplies                      1,879        1,801
                                                            -------      -------
                                                             22,284       17,419

    Income taxes                                               --            128
    Prepaid expenses and other                                3,485        2,330
                                                            -------      -------
        Total Current Assets                                 34,057       29,352



    Property, Plant and Equipment
        Land                                                    817          817
        Building and improvements                            22,913       22,746
        Machinery and equipment                              42,487       40,832
        Furniture and fixtures                                1,764        1,693
        Construction in progress                              7,060        5,082
                                                            -------      -------
                                                             75,041       71,170
        Less accumulated depreciation and amortization       22,619       21,608
                                                            -------      -------
                                                             52,422       49,562


    Goodwill                                                    916          997
    Other intangible assets                                     779          827
                                                            -------      -------
                                                              1,695        1,824

              TOTAL ASSETS                                  $88,174      $80,738
                                                            =======      =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                     Worthington Foods, Inc. And Subsidiary
                      Condensed Consolidated Balance Sheets


                                                                          4/4/97       12/31/96
                                                                         --------     ----------
                                                                       (Unaudited)     (Audited)
                                                                             (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks $767 in 1996)          $ 3,594      $ 4,608
    Accrued compensation                                                      382        1,435
    Other accrued expenses                                                  2,171        1,549
    Current portion of long-term debt and capital lease obligations         1,630        1,630
    Income taxes                                                              977         --
                                                                          -------      -------
        Total Current Liabilities                                           8,754        9,222



Long-Term Liabilities
    Long-term debt and capital lease obligations                           23,732       17,960
    Deferred income taxes                                                   4,965        4,825
                                                                          -------      -------
        Total Long-Term Liabilities                                        28,697       22,785



Shareholders' Equity
    Preferred shares, no par value, authorized  2,000,000 shares,
     none issued                                                             --           --
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
     issued 8,634,210 shares in 1997 and 8,544,676 in 1996                  8,634        8,545
    Additional paid-in capital                                             12,888       12,625
    Retained earnings                                                      29,201       27,561
                                                                          -------      -------
                                                                           50,723       48,731
                                                                          -------      -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $88,174      $80,738
                                                                          =======      =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                     Worthington Foods, Inc. And Subsidiary
                   Condensed Consolidated Statements Of Income




                                                                  Three Months Ended
                                                               4/4/97          3/29/96
                                                              --------        ---------
                                                                    (Unaudited)
                                                      (000's omitted, except per share data)

Net sales                                                    $   26,489      $   24,353
Cost of goods sold                                               15,555          15,069
                                                             ----------      ----------
   Gross profit                                                  10,934           9,284

Selling and distribution expenses                                 6,149           5,690
General and administrative expenses                                 892             838
Research and development expenses                                   373             337
                                                             ----------      ----------
                                                                  7,414           6,865
                                                             ----------      ----------
Income from operations                                            3,520           2,419

Interest expense                                                    376             237
                                                             ----------      ----------
Income before income taxes                                        3,144           2,182

Provision for income taxes                                        1,289             895
                                                             ----------      ----------
Net income                                                   $    1,855      $    1,287
                                                             ==========      ==========

Earnings per share:
     Primary                                                 $     0.21      $     0.15
                                                             ==========      ==========
     Fully diluted                                           $     0.21      $     0.15
                                                             ==========      ==========

Dividends per share                                          $    0.025      $     0.02
                                                             ==========      ==========



Weighted average number of common and common equivalent shares used in computing earnings per share

     Primary                                                  8,967,438       8,779,828
     Fully diluted                                            8,970,969       8,790,509



Note: 1996 share amounts have been adjusted to reflect the four-for-three share split in December, 1996.


The accompanying notes are an integral part of the condensed consolidated financial statements.



                     Worthington Foods, Inc. And Subsidiary
                 Condensed Consolidated Statements Of Cash Flows



                                                                        Three Months Ended
                                                                      4/4/97         3/29/96
                                                                     --------       ---------
                                                                            (Unaudited)
                                                                          (000's omitted)

Operating activities:
  Net income                                                         $  1,855       $  1,287
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                        1,011            794
     Deferred income taxes                                                140             90
    Amortization of intangible assets                                     138             89
    Deferred compensation                                                --               11
    Cash provided by (used for) current assets and liabilities:
      Accounts receivable                                               1,109            894
      Inventories                                                      (4,865)          (860)
      Prepaid expenses and other                                       (1,154)          (630)
      Accounts payable and accrued expenses                            (1,446)        (3,665)
      Income taxes                                                      1,106            790
    (Increase) decrease in other assets                                    (9)            19
                                                                     --------       --------

  Net cash used for operating activities                               (2,115)        (1,181)


Investing activities:
  Purchases of property, plant and equipment, net                      (3,872)        (3,529)
                                                                     --------       --------
  Net cash used for investing activities                               (3,872)        (3,529)


Financing activities:
  Proceeds from line of credit and long-term borrowings                16,399         20,025
  Payments on line of credit and long-term borrowings                 (10,627)       (16,091)
  Proceeds from the issuance of common shares                             353             61
  Dividends paid                                                         (216)          (191)
                                                                     --------       --------
  Net cash provided by financing activities                             5,909          3,804



Net decrease in cash                                                      (78)          (906)
Cash at beginning of period                                               811            963
                                                                     --------       --------
Cash at end of period                                                $    733       $     57
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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month period ended April 4, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     The accompanying condensed consolidated financial statements (unaudited) are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-19887) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed. The Company's policy is that each fiscal year includes four, thirteen week periods.


2. The Board of Directors at its April 22, 1997 meeting declared a $0.025 per share dividend payable July 25, 1997 to shareholders of record June 27, 1997.


3. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires adoption for periods ending after December 15, 1997. Until that time, the Company will continue to apply the requirements of APB No. 15 for earnings per share.

     The following table sets forth proforma earnings per share as calculated under Statement No. 128 for the periods ended April 4, 1997 and March 29, 1996, respectively.

                                                                   Three Months Ended
                                                                 4/4/97         3/29/96
Basic:
    Weighted average number of common shares outstanding        8,594,589       8,485,045
                                                               ==========      ==========
     Net income                                                $1,855,000      $1,287,000
                                                               ==========      ==========
     Earnings per share                                        $     0.22      $     0.15
                                                               ==========      ==========

Diluted:
    Weighted average number of common shares outstanding        8,594,589       8,485,045
     Net effect of dilutive stock options based on                372,849         294,783
                                                               ----------      ----------
treasury stock
        method using average market price
     Weighted average common and common equivalent shares       8,967,438       8,779,828
                                                               ==========      ==========
     Net income                                                $1,855,000      $1,287,000
                                                               ==========      ==========
     Earnings per share                                        $     0.21      $     0.15
                                                               ==========      ==========


Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations



RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                                     Three Months Ended
                                                   4/4/97         3/29/96
                                                  --------       ---------

Net sales                                          100.0%          100.0%
Cost of goods sold                                  58.7            61.9
                                                   -----           -----
  Gross profit                                      41.3            38.1
Selling and distribution expenses                   23.2            23.4
General and administrative expenses                  3.4             3.4
Research and development expenses                    1.4             1.4
                                                   -----           -----
                                                    28.0            28.2
                                                   -----           -----
Income from operations                              13.3             9.9
Interest expense                                     1.4              .9
                                                   -----           -----
Income before income taxes                          11.9             9.0
Provision for income taxes                           4.9             3.7
                                                   -----           -----

Net income                                           7.0%            5.3%
                                                   =====           =====

Provision for income taxes as a percentage
 of income before income taxes                      41.0%           41.0%
                                                   =====           =====



First Quarter of 1997 Compared to 1996

Net sales for the first quarter ended April 4, 1997 increased approximately $2,136,000 or 8.8% over the similar prior year period. Net sales in the first quarter of 1997 to the Company's Specialty Markets (Seventh-day Adventist, Health Food, and International) decreased approximately $345,000 or 4.2% from the similar prior year period. This decrease is attributed to strong fourth quarter 1996 purchases which affected sales to the Seventh-day Adventist and International markets for the first quarter of 1997. Net sales to the Seventh-day Adventist and International markets decreased approximately $344,000 and $281,000 or 7.7% and 18.5% from the similar prior year period. Solid gains were achieved in the Health Food market as net sales increased approximately $281,000 or 12.5% over the similar prior year period.

Foodservice sales for the first quarter of 1997 increased approximately $528,000 or 20.4% over the similar prior year period. Several important distributors have been added to the Company's list of foodservice accounts. Foodservice continues to be a growth market and an area of increased focus for the Company.

Net sales of Morningstar Farms products to supermarkets in the first quarter of 1997 increased approximately $1,953,000 or 14.4% over the similar prior year period. Net sales of Morningstar Farms meat alternative products in the first quarter of 1997 increased approximately $1,887,0000 or 17.6% over the similar prior year period. The increase in sales of Morningstar Farms meat alternatives can be attributed to new products and expanded distribution of existing products. Three new Morningstar Farms products were introduced into selected United States markets in early February, 1997. Chik Nuggets have been well received by buyers and consumers in supermarkets with over 10% distribution. Burger Crumbles for Recipes and Sausage Crumbles for Recipes are new low-fat substitutes for cooked ground beef and sausage. The products are individually quick frozen pieces of vegetable protein already cooked and ready for spaghetti sauce, pizza toppings, chili, or any recipe calling for cooked ground meat or sausage. Net sales of Morningstar Farms frozen egg substitutes for the first quarter of 1997 increased approximately $66,000 or 2.4% over the similar prior year period. The Company does not expect this trend to continue.

Gross profit as a percentage of net sales for the first quarter of 1997 increased from 38.1% in 1996 to 41.3% in 1997. Gross profit in the first quarter of 1997 also increased from 40.4% which was reported for the fourth quarter of 1996. The improved gross profit percentage is a result of continued efforts to control and reduce material costs, improve operating efficiencies at the Company's two manufacturing facilities, the elimination of contract manufacturers, and a modest price increase which went into effect in late December, 1996.

Selling and distribution expenses for the first quarter of 1997 decreased as a percentage of net sales from 23.4% in 1996 to 23.2% in 1997. Marketing expenses were increased in early 1997 to support the introduction of new products and expand the distribution of existing products; however, these expenses were favorably offset by the efficiencies gained through higher sales volume. General and administrative expenses, as well as research and development expenses, were comparable to prior year percentages.

Interest expense for the first quarter of 1997 increased approximately $139,000 or 58.6% over the similar prior year period. This increase is attributable to higher average borrowing levels associated with the Company's capital expansion at the Zanesville facility and higher inventory levels to support future sales growth.

Net income for the first quarter of 1997 increased approximately $568,000 or 44.1% over the similar prior year period. The increase is primarily attributable to increased sales, increased gross profit percentages, and lower selling, general and administrative expenses as a percentage of net sales, which were partially offset by higher interest costs.



Liquidity And Capital Resources

The Company relies on cash generated from operations and a $20,000,000 revolving credit facility as its principal sources of liquidity. As of May 9, 1997, $1,975,000 of this credit facility was unused. The Company is currently negotiating with its lending institutions to increase the revolving credit facility to $25,000,000. The Company anticipates that these negotiations will be favorable. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

The $11,500,000 capital expansion project at Zanesville to install a second production line to produce meat alternatives and to finish additional warehouse space for dry storage is well underway. This project is expected to be completed by the end of September, 1997 and is expected to be funded from cash generated from operations and the revolving credit facility. As of May 9, 1997, approximately $4,500,000 of the $11,500,000 has been paid.

Net cash used for operating activities during the first quarter of 1997 increased from the similar prior year period, primarily due to changes in operating assets and liabilities, partially offset by an increase in net income.

Net cash used for investing activities during the first quarter of 1997 increased from the similar prior year period, primarily due to purchases of property, plant and equipment related to the $11,500,000 expansion project at Zanesville.

Net cash provided by financing activities during the first quarter of 1997 increased from the similar prior year period due to higher average borrowing levels associated with the Company's capital expansion at its Zanesville facility, and higher inventory levels to support future sales growth.



Inflation

Although inflation has slowed in recent years, the Company continues to seek ways to moderate any inflationary impact. To the extent possible based on competitive conditions, the Company passes increased costs on to its customers by increasing sales prices over time.

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



Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q which are not historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, capital expenditure amounts, uninsured product liability and other factors described in detail in the Company's Form 10-K for the year ended December 31, 1996.



Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings
             Not Applicable

Item 2.   Changes in Securities
             Not Applicable

Item 3.   Defaults Upon Senior Securities
             Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
             On April 22, 1997, an Annual Meeting of Shareholders was held. The following directors were elected:

                                      For        Withheld    Votes Not Cast    Broker Non-Votes
                                      ---        --------    --------------    ----------------
Emil J. Brolick                    6,928,814      156,441      1,492,543              --

Francisco J. Perez                 6,930,531      154,724      1,492,543              --

Donald B. Shackelford              6,934,634      150,621      1,492,543              --


          The following directors continued their term of office: Roger D. Blackwell, Allan R. Buller, George T. Harding, IV, Donald G. Orrick, William D. Parker, and Dale E. Twomley.

          The shareholders approved by a vote of 6,732,258 to 306,470, with 46,527 votes abstained, and 1,492,543 votes not cast, the proposed amendment to Article Fourth of the Company's Amended and Restated Articles of Incorporation to increase the authorized number of common shares from 15,000,000 to 30,000,000. The shareholders also approved the amendment of the Worthington Foods, Inc., 1993 Stock Option Plan for Non-Employee Directors by a vote of 5,789,397 to 1,174,519, with 121,339 votes abstained, and 1,492,543 votes not cast. There were no broker non-votes with regards to the two proposals mentioned above.


         Item 5.   Other Information
                      Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K

                      (a)   Exhibits
                            Exhibit 11.  Computation of Earnings Per Share
                            Exhibit 27.  Financial Data Schedule

                      (b) No report on Form 8-K was filed during the fiscal quarter ended April 4, 1997.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         WORTHINGTON FOODS, INC.
                                                              (Registrant)




Date: May 15, 1997                          By: /s/ WILLIAM T. KIRKWOOD
                                                _______________________________
                                                    William T. Kirkwood
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended April 4, 1997.



      Exhibit No.                                                    Page No.

         11         Computation of Earnings Per Share                   14

         27         Financial Data Schedule                             15