Form 10-Q
period 1997-07-04
WORTHINGTON FOODS INC /OH/
filed 1997-08-15
CIK 768978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 4, 1997

                                       or

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________


         Commission File Number: 0-19887



                             WORTHINGTON FOODS, INC.
             (Exact name of registrant as specified in its charter)

          OHIO                                           31-0733120
(State of incorporation)                    (IRS Employer Identification Number)


                   900 PROPRIETORS ROAD, WORTHINGTON, OH 43085
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (614) 885-9511



                                 Not Applicable
              (Former name, former address and formal fiscal year,
                         if changed from last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding at August 12, 1997
Common shares, no par value                                  8,647,274


                          Exhibit Index at Pages 14-15

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                      INDEX




                                                                                                 Page No.
                                                                                                 --------
PART I   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            July 4, 1997 and December 31, 1996 ................................................      3-4

          Condensed Consolidated Statements of Income -
            For the three month and six month periods ended July 4, 1997 and June 28, 1996 ....        5

          Condensed Consolidated Statements of Cash Flows -
            For the six month periods ended July 4, 1997 and June 28, 1996 ....................        6

          Notes to Condensed Consolidated Financial Statements ................................        7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .........................................................     8-10


  Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................       10



PART II  OTHER INFORMATION ....................................................................       11

  Item 1. Legal Proceedings ...................................................................       11

  Item 2. Changes in Securities ...............................................................       11

  Item 3. Defaults Upon Senior Securities .....................................................       11

  Item 4. Submission of Matters to a Vote of Security Holders .................................       11

  Item 5. Other Information ...................................................................       11

  Item 6. Exhibits and Reports on Form 8-K ....................................................    11-12

  Signature ...................................................................................       13

  Exhibit Index ...............................................................................    14-15

          Exhibit 4(a) - $25,000,000 Revolving Note with The Huntington National Bank
            dated May 13, 1997 ................................................................    16-19

          Exhibit 4(b) - First Amendment to Loan Participation Agreement between The
            Huntington National Bank and National City Bank of Columbus dated May 13, 1997 ....    20-21

          Exhibit 4(c) - Second Amendment to Second Amended and Restated Loan Agreement between
            Worthington Foods, Inc. and The Huntington National Bank dated May 13, 1997 .......    22-29

          Exhibit 11 - Computation of Earnings Per Share ......................................       30

          Exhibit 27 - Financial Data Schedule ................................................       31

ITEM 1.
FINANCIAL STATEMENTS


                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                              7/4/97     12/31/96
                                                              -------     -------
                                                            (UNAUDITED)  (AUDITED)
                                                                (000'S OMITTED)
ASSETS

Current Assets
    Cash .................................................    $ 1,054     $   811
    Accounts receivable less allowance ...................     10,732       8,664
      (1997 - $149; 1996 - $100)
    Inventories:
        Finished goods ...................................     14,948      11,618
        Work in process ..................................      1,096         830
        Raw materials ....................................      4,617       3,170
        Packaging materials and supplies .................      2,015       1,801
                                                              -------     -------
                                                               22,676      17,419

    Income taxes .........................................         --         128
    Prepaid expenses and other ...........................      3,697       2,330
                                                              -------     -------
        Total Current Assets .............................     38,159      29,352



    Property, Plant and Equipment
        Land .............................................        781         817
        Building and improvements ........................     23,133      22,746
        Machinery and equipment ..........................     43,416      40,832
        Furniture and fixtures ...........................      2,189       1,693
        Construction in progress .........................      9,369       5,082
                                                              -------     -------
                                                               78,888      71,170
        Less accumulated depreciation and amortization ...     23,494      21,608
                                                              -------     -------
                                                               55,394      49,562

    Goodwill .............................................        836         997
    Other intangible assets ..............................        740         827
                                                              -------     -------
                                                                1,576       1,824

              TOTAL ASSETS ...............................    $95,129     $80,738
                                                              =======     =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                           7/4/97       12/31/96
                                                                           -------       -------
                                                                         (UNAUDITED)    (AUDITED)
                                                                              (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks
     of $2,030 in 1997 and $767 in 1996) ...........................       $ 5,623       $ 4,608
    Accrued compensation ...........................................           454         1,435
    Other accrued expenses .........................................         3,131         1,549
    Current portion of long-term debt and capital lease obligations          1,630         1,630
    Income taxes ...................................................           893            --
                                                                           -------       -------
        Total Current Liabilities ..................................        11,731         9,222



Long-Term Liabilities
    Long-term debt and capital lease obligations ...................        25,226        17,960
Deferred income taxes ..............................................         5,102         4,825
                                                                           -------       -------
        Total Long-Term Liabilities ................................        30,328        22,785



Shareholders' Equity
    Preferred shares, no par value, authorized  2,000,000 shares,
     none issued ...................................................            --            --
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
     issued 8,643,496 shares in 1997 and 8,544,676 in 1996 .........         8,643         8,545
    Additional paid-in capital .....................................        12,908        12,625
    Retained earnings ..............................................        31,519        27,561
                                                                           -------       -------
                                                                            53,070        48,731
                                                                           -------       -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................       $95,129       $80,738
                                                                           =======       =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             7/4/97          6/28/96           7/4/97          6/28/96
                                           ----------       ----------       ----------       ----------
                                                                     (UNAUDITED)
                                                       (000'S OMITTED, EXCEPT PER SHARE DATA)
Net sales ..........................       $   31,398       $   27,548       $   57,887       $   51,901
Cost of goods sold .................           17,947           16,767           33,502           31,836
                                           ----------       ----------       ----------       ----------
   Gross profit ....................           13,451           10,781           24,385           20,065

Selling and distribution expenses ..            7,581            6,181           13,730           11,871
General and administrative expenses               892              967            1,784            1,805
Research and development expenses ..              333              333              706              670
                                           ----------       ----------       ----------       ----------
                                                8,806            7,481           16,220           14,346
                                           ----------       ----------       ----------       ----------
Income from operations .............            4,645            3,300            8,165            5,719

Interest expense ...................              411              349              787              586
                                           ----------       ----------       ----------       ----------
Income before income taxes .........            4,234            2,951            7,378            5,133

Provision for income taxes .........            1,699              960            2,988            1,855
                                           ----------       ----------       ----------       ----------
Net income .........................       $    2,535       $    1,991       $    4,390       $    3,278
                                           ==========       ==========       ==========       ==========

Earnings per share:
     Primary .......................       $     0.28       $     0.23       $     0.49       $     0.37
                                           ==========       ==========       ==========       ==========
     Fully diluted .................       $     0.28       $     0.22       $     0.49       $     0.37
                                           ==========       ==========       ==========       ==========

Dividends per share ................       $    0.025       $     0.02       $     0.05       $     0.04
                                           ==========       ==========       ==========       ==========



Weighted average number of common
and common equivalent shares used in
computing earnings per share

     Primary .......................        9,005,190        8,804,255        8,986,479        8,792,325
     Fully diluted .................        9,039,106        8,829,028        9,033,977        8,828,048

Note: 1996 share amounts have been adjusted to reflect the four-for-three share split in December, 1996.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                          SIX MONTHS ENDED
                                                                       7/4/97         6/28/96
                                                                      --------        --------
                                                                             (UNAUDITED)
                                                                           (000'S OMITTED)
Operating activities:
  Net income ..................................................       $  4,390        $  3,278
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation ..............................................          2,139           1,776
     Deferred income taxes ....................................            277             174

    Amortization of intangible assets .........................            178             179
    Deferred compensation .....................................              0              21
    Cash provided by (used for) current assets and liabilities:
      Accounts receivable .....................................         (2,067)           (252)
      Inventories .............................................         (5,257)            480
      Prepaid expenses and other ..............................         (1,367)           (800)
      Accounts payable and accrued expenses ...................          1,616          (1,482)
Income taxes ..................................................          1,021             289
    Decrease (increase) in other assets .......................             69             (38)
                                                                      --------        --------

  Net cash provided by operating activities ...................            999           3,625


Investing activities:
  Purchases of property, plant and equipment, net .............         (7,972)         (7,125)
                                                                      --------        --------
  Net cash used for investing activities ......................         (7,972)         (7,125)


Financing activities:
  Proceeds from long-term borrowings ..........................         40,199          26,800
  Payments on long-term borrowings ............................        (32,933)        (23,260)
  Proceeds from the issuance of common shares .................            382              69
  Dividends paid ..............................................           (432)           (382)
                                                                      --------        --------
  Net cash provided by financing activities ...................          7,216           3,227



Net increase (decrease) in cash ...............................            243            (273)
Cash at beginning of period ...................................            811             963
                                                                      --------        --------
Cash at end of period .........................................       $  1,054        $    690
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

      The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month and six month periods ended July 4, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

2. The Board of Directors at its July 30, 1997 meeting declared a $0.025 per share dividend payable October 31, 1997 to shareholders of record September 26, 1997.

3. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (Statement No. 128). Statement No. 128 requires adoption for periods ending after December 15, 1997. Until that time, the Company will continue to apply the requirements of APB No. 15 for earnings per share.

      The following table sets forth proforma earnings per share as calculated under Statement No. 128 for the three month and six month periods ended July 4, 1997 and June 28, 1996, respectively.

                                                          Three Months Ended                  Six Months Ended
                                                        7/4/97          6/28/96           7/4/97          6/28/96
                                                      ----------       ----------       ----------       ----------
      Basic:
           Weighted average number of common
              shares outstanding ..............        8,638,404        8,488,383        8,616,141        8,486,733
           Net income .........................       $2,535,000       $1,991,000       $4,390,000       $3,278,000
                                                      ==========       ==========       ==========       ==========
           Earnings per share .................       $     0.29       $     0.23       $     0.51       $     0.39
                                                      ==========       ==========       ==========       ==========

      Diluted:
           Weighted average number of common
              shares outstanding ..............        8,638,404        8,488,383        8,616,141        8,486,733

           Net effect of dilutive stock options
               based on treasury stock method
               using average market price .....          366,786          315,872          370,338          305,592
                                                      ----------       ----------       ----------       ----------

           Weighted average common and common
              equivalent shares ...............        9,005,190        8,804,255        8,986,479        8,792,325
                                                      ==========       ==========       ==========       ==========
           Net income .........................       $2,535,000       $1,991,000       $4,390,000       $3,278,000
                                                      ==========       ==========       ==========       ==========
           Earnings per share .................       $     0.28       $     0.23       $     0.49       $     0.37
                                                      ==========       ==========       ==========       ==========

ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                7/4/97       6/28/96      7/4/97       6/28/96
                                                 -----        -----        -----        -----
Net sales ................................       100.0%       100.0%       100.0%       100.0%
Cost of goods sold .......................        57.2         60.9         57.9         61.3
                                                 -----        -----        -----        -----
  Gross profit ...........................        42.8         39.1         42.1         38.7
Selling and distribution expenses ........        24.1         22.4         23.7         22.9
General and administrative expenses ......         2.8          3.5          3.1          3.5
Research and development expenses ........         1.1          1.2          1.2          1.3
                                                 -----        -----        -----        -----
                                                  28.0         27.1         28.0         27.7
                                                 -----        -----        -----        -----
Income from operations ...................        14.8         12.0         14.1         11.0
Interest expense .........................         1.3          1.3          1.4          1.1
                                                 -----        -----        -----        -----
Income before income taxes ...............        13.5         10.7         12.7          9.9
Provision for income taxes ...............         5.4          3.5          5.2          3.6
                                                 -----        -----        -----        -----
Net income ...............................         8.1%         7.2%         7.5%         6.3%
                                                 =====        =====        =====        =====
Provision for income taxes as a percentage
 of income before income taxes ...........        40.1%        32.5%        40.5%        36.1%
                                                 =====        =====        =====        =====


SECOND QUARTER AND SIX MONTH PERIOD OF 1997 COMPARED TO 1996

Net sales for the second quarter and six month period ended July 4, 1997 increased approximately $3,850,000 and $5,986,000 or 14.0% and 11.5% over the similar prior year periods. Net sales for the second quarter and six month period of 1997 to the Company's Specialty Markets (Seventh-day Adventist, Health Food and International) increased approximately $1,067,000 and $722,000 or 11.3% and 4.1% over the similar prior year periods. Solid gains continued in the Health Food market as net sales increased approximately $389,000 and $669,000 or 15.7% and 14.2% over the similar prior year periods. Net sales to the Seventh-day Adventist and International markets increased approximately $401,000 and $277,000 or 7.2% and 20.7% for the three month period ending July 4, 1997, bringing year-to-date sales figures in line with the prior year.

Foodservice sales for the second quarter and six month period of 1997 increased approximately $423,000 and $951,000 or 14.9% and 17.5% over the similar prior year periods. New distributors continue to be added as the Company's new Director of Foodservice continues to make progress in this important growth category.

Net sales of Morningstar Farms products to supermarkets in the second quarter and six month period of 1997 increased approximately $2,360,000 and $4,313,000 or 15.4% and 15.0% over the similar prior year periods. Net sales of Morningstar Farms meat alternative products in the second quarter and six month period of 1997 increased approximately $2,659,000 and $4,546,000 or 21.1% and 19.5% over the similar prior year periods. Morningstar Farms sales continue to benefit from strong consumer programs and expanded distribution of new and existing products. Chik Nuggets, introduced in early February, 1997, are now available in 39% of the US supermarkets, and continue to show considerable market penetration. Net sales of Morningstar Farms frozen egg substitutes for the second quarter and six month period of 1997 decreased approximately $300,000 and $233,000 or 11.2% and 4.3% from the similar prior year periods.

Gross profit as a percentage of net sales for the second quarter of 1997 increased from 39.1% in 1996 to 42.8% in 1997. For the six month period of 1997, gross profit increased from 38.7% in 1996 to 42.1% in 1997. The increased gross profit percentages are the results of focused efforts to reduce variable costs, improved operating efficiencies at the Company's two manufacturing facilities, the elimination of contract manufacturers, and a modest price increase that went into effect in January, 1997.

Selling and distribution expenses as a percentage of net sales for the second quarter and six month period of 1997 increased from 22.4% and 22.9% in 1996 to 24.1% and 23.7% in 1997. These expenses reflect the additional costs associated with aggressive new product introductions, expanded distribution of existing products and higher selling and distribution expenses associated with increased sales. General and administrative expenses for the second quarter and six month period of 1997 decreased from 3.5% in 1996 to 2.8% and 3.1% in 1997. The decrease is attributable to the timing of some expenses as well as efficiencies gained through increased sales volume. Research and development expenses remain comparable to prior year percentages.

Interest expense for the second quarter and six month period of 1997 increased approximately $62,000 and $201,000 or 17.8% and 34.3% over the similar prior year periods. The increase is attributable to higher average borrowing levels associated with the Company's capital expansion at the Zanesville facility and higher inventory levels to support future sales growth.

Net income for the second quarter and six month period of 1997 increased approximately $544,000 and $1,112,000 or 27.3% and 33.9% over the similar prior year periods. The increase is primarily attributable to increased sales and increased gross profit percentages, partially offset by slightly higher selling, general and administrative expenses, higher interest costs, and a higher tax rate. In the second quarter of 1996, the Company recognized $250,000 of a one-time $500,000 investment tax credit from the State of Ohio.



LIQUIDITY AND CAPITAL RESOURCES

On May 19, 1997, the Company increased its revolving credit facility from $20,000,000 to $25,000,000. The Company relies on cash generated from operations and the $25,000,000 revolving credit facility as its principal sources of liquidity. As of August 12, 1997, $6,775,000 of this credit facility was unused. The Company believes that this increased borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

The $11,500,000 capital expansion project at Zanesville to install a second production line to produce meat alternatives and to finish additional warehouse space for dry storage continues to progress. The project is expected to be completed by the end of September, 1997 and is expected to be funded from cash generated from operations and the revolving credit facility. As of August 12, 1997, approximately $8,244,000 of the $11,5000,000 has been paid.

Net cash provided by operating activities for the six month period of 1997 decreased from the similar prior year period due to changes in operating assets and liabilities, partially offset by an increase in net income.

Net cash used for investing activities for the six month period of 1997 increased from the similar prior year period due to purchases of property, plant and equipment related to the $11,500,000 Zanesville expansion project.

Net cash provided by financing activities for the six month period of 1997 increased from the similar prior year period, primarily due to increased borrowings to finance capital expenditures for the $11,500,000 Zanesville expansion project.



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



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are not historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, capital expenditure amounts, uninsured product liability and other factors described in detail in the Company's filings with the Securities and Exchange Commission and communication to shareholders.



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

            Not Applicable


Item 5.  Other Information

            Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  Exhibit 3(a). Amended and Restated Articles of Incorporation
                                of Worthington Foods, Inc. (as filed with the Ohio Secretary of State on February 25, 1992)

                  Exhibit 3(b). Certificate of Amendment to Amended and Restated
                                Articles of Incorporation of Worthington Foods, Inc. (as filed with the Ohio Secretary of State on June 13, 1995)

                  Exhibit 3(c). Certificate of Amendment by Directors of
                                Worthington Foods, Inc. (as filed with the Ohio Secretary of State on May 6, 1997)

                  Exhibit 3(d). Certificate of Amendment by Shareholders to the
                                Amended and Restated Articles of Incorporation of Worthington Foods, Inc. (as filed with the Ohio Secretary of State on May 6, 1997)

                  Exhibit 3(e). Amended and Restated Articles of Incorporation
                                of Worthington Foods, Inc. (reflecting
                                amendments through May 6, 1997)[for purposes of SEC reporting compliance only; not filed with Ohio Secretary of State]

                  Exhibit 4(a) $25,000,000 Revolving Note with The Huntington National Bank dated May 13, 1997

                  Exhibit 4(b) First Amendment to Loan Participation Agreement between The Huntington National Bank and National City Bank of Columbus dated May 13, 1997

                  Exhibit 4(c) Second Amendment to Second Amended and Restated Loan Agreement between Worthington Foods, Inc and The Huntington National Bank dated May 13, 1997

                  Exhibit 10. Worthington Foods, Inc. 1993 Stock Option Plan for Non-Employee Directors (reflects share splits and amendments through April 22, 1997)

                  Exhibit 11.   Computation of Earnings Per Share

                  Exhibit 27.   Financial Data Schedule

            (b) No report on Form 8-K was filed during the fiscal quarter ended July 4, 1997.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    WORTHINGTON FOODS, INC.
                                         (Registrant)




Date: August 14, 1997               By: /S/ WILLIAM T. KIRKWOOD
                                       -----------------------------
                                            William T. Kirkwood
                                        Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX




Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended July 4, 1997.


Exhibit No.                                                                          Page No.
-----------                                                                          --------
   3(a)          Amended and Restated Articles of Incorporation of         Incorporated herein by reference
                 Worthington Foods, Inc. (as filed with the Ohio           to the Company's Registration
                 Secretary of State on February 25, 1992)                  Statement on Form S-1 filed
                                                                           February 26, 1992 (Registration
                                                                           No. 33-45945) ("Registrant's Form
                                                                           S-1") [Exhibit 3(a)]

   3(b)          Certificate of Amendment to Amended and Restated          Incorporated herein by reference
                 Articles of Incorporation of Worthington Foods, Inc.      to the Company's Registration
                 (as filed with the Ohio Secretary of State on June        Statement on Form S-8 filed
                 13, 1995)                                                 August 6, 1997 (Registration No.
                                                                           333-33041) (the "Company's Form
                                                                           S-8") [Exhibit 3(b)]

   3(c)          Certificate of Amendment by Directors of Worthington      Incorporated herein by reference
                 Foods, Inc. (as filed with the Ohio Secretary of          to the Company's Form S-8
                 State on May 6, 1997)                                     [Exhibit 3(c)]

   3(d)          Certificate of Amendment by Shareholders to the           Incorporated herein by reference
                 Amended and Restated Articles of Incorporation of         to the Company's Form S-8
                 Worthington Foods, Inc. (as filed with the Ohio           [Exhibit 3(d)]
                 Secretary of State on May 6, 1997)

   3(e)          Amended and Restated Articles of Incorporation of         Incorporated herein by reference
                 Worthington Foods, Inc. (reflecting amendments            to the Company's Form S-8
                 through May 6, 1997)[for purposes of SEC reporting        [Exhibit 3(e)]
                 compliance only; not filed with Ohio Secretary of
                 State]

   4(a)          $25,000,000 Revolving Note with The Huntington                          16-19
                 National Bank dated May 13, 1997

   4(b)          First Amendment to Loan Participation Agreement                         20-21
                 between The Huntington National Bank and National
                 City Bank of Columbus dated May 13, 1997

   4(c)          Second Amendment to Second Amended and Restated Loan                    22-29
                 Agreement between Worthington Foods, Inc. and The
                 Huntington National Bank dated May 13, 1997

   10            Worthington Foods, Inc. 1993 Stock Option Plan for        Incorporated herein by reference
                 Non-Employee Directors (reflects share splits and         to the Company's Form S-8
                 amendments through April 22, 1997)                        [Exhibit 4]

   11            Computation of Earnings Per Share                                          30

   27            Financial Data Schedule                                                    31

EXHIBIT 4(a)

                             SECOND REPLACEMENT NOTE

                          THE HUNTINGTON NATIONAL BANK
                                 Revolving Note

================================================================================

City Office _________________ Division ______________ Branch _______ [ ] Secured

Account No. _______________________________ Note No. _____________ [ ] Unsecured

Account Name ___________________________________________________________________

[ ] Corporation           [ ] Partnership          [ ] Individual/Proprietorship

[ ] Other ______________________________________________________________________

Bank Approval Officer Initial __________ Bank Closing Officer Initial __________

================================================================================
$25,000,000.00                   Columbus, Ohio                     May 13, 1997

         FOR VALUE RECEIVED, the undersigned promises to pay to the order of THE HUNTINGTON NATIONAL BANK (hereinafter called the "Bank," which term shall include any holder hereof) at such place as the Bank may designate or, in the absence of such designation, at any of the Bank's offices, the sum of Twenty-Five Million and 00/100 Dollars ($25,000,000.00) or so much thereof as shall have been advanced by the Bank at any time and not hereafter repaid (hereinafter referred to as "Principal Sum") together with interest as hereinafter provided and payable at the time(s) and in the manner(s) hereinafter provided. The proceeds of the loan evidenced hereby may be advanced, repaid and readvanced in partial amounts during the term of this revolving note ("Note") and prior to maturity. Each such advance shall be made to the undersigned upon receipt by the Bank of the undersigned's application therefor and disbursement instructions, which shall be in such form as the Bank shall from time to time prescribe. The Bank shall be entitled to rely on any oral or telephonic communication requesting an advance and/or providing disbursement instructions hereunder, which shall be received by it in good faith from anyone reasonably believed by the Bank to be the undersigned, or the undersigned's authorized agent. The undersigned agrees that all advances made by the Bank will be evidenced by entries made by the Bank into its electronic data processing system and/or internal memoranda maintained by the Bank. The undersigned further agrees that the sum or sums shown on the most recent printout from the Bank's electronic data processing system and/or on such memoranda shall be rebuttably presumptive evidence of the amount of the Principal Sum and of the amount of any accrued interest.

         This Note is executed and the advances contemplated hereunder are to be made pursuant to a Second Amended and Restated Loan Agreement dated as of June 15, 1993, a First Amendment thereto dated as of October 31, 1995, and a Second Amendment thereto dated as of May 13, 1997 (hereinafter collectively called "Loan Agreement"), and all the covenants, representations, agreements, terms, and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.

INTEREST

         Interest will accrue on the unpaid balance of the Principal Sum until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to the Prime Commercial Rate, or at such alternative rate of interest as may have been selected by the undersigned pursuant to the terms of the Loan Agreement.

         Upon default, whether by acceleration or otherwise, interest will accrue on the unpaid balance of the Principal Sum and unpaid interest, if any, until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to two percentage points (2%) in excess of the Prime Commercial Rate.

         All interest shall be calculated on the basis of a 360 day year for the actual number of days the Principal Sum or any part thereof remains unpaid. There shall be due upon prepayment such additional sums as are provided in the Loan Agreement.

         As used herein, Prime Commercial Rate shall mean the rate established by the Bank from time to time based on its consideration of economic, money market, business and competitive factors. The Prime Commercial Rate is not necessarily the Bank's most favored rate. Subject to any maximum or minimum interest rate limitation specified herein or by applicable law, any variable rate of interest on the obligation evidenced hereby shall change automatically without notice to the undersigned immediately with each change in the Prime Commercial Rate to the extent that the Prime Commercial Rate is the applicable interest rate.


MANNER OF PAYMENT

         The Principal Sum shall be payable on October 31, 2001, unless the Bank and the undersigned shall hereafter agree in writing to extend that date. Accrued interest shall be due and payable monthly beginning on May 30, 1997, except as an alternative date or dates have been elected by the undersigned pursuant to the terms of the Loan Agreement, and at maturity, whether by demand, acceleration or otherwise.


SECURITY

         As security for the payment of the obligations evidenced hereby (and regardless of whether the Principal Sum evidenced hereby is reduced to zero and thereafter increased an unlimited number of times), the undersigned has granted Bank a security interest in the following property, including all substitutions and replacements therefor and additions and accessions thereto, and any and all products thereof, and any and all cash and non-cash proceeds thereof, including, but not limited to, notes, drafts, checks, instruments and insurance proceeds (all, together with any other property in which the Bank shall at any time be given a security interest, hereinafter referred to as the "Collateral"):

            All the undersigned's inventory, accounts and general intangibles, whether now owned or hereafter acquired and wherever located.

         The security described herein is subject to an Intercreditor Agreement dated October 31, 1995, and amended on even date herewith entered into by and between the Bank and Principal Mutual Life Insurance Company and the security interest referred to above may not be sold, assigned or transferred except to a party that executes and agrees to be bound by the provisions of that agreement.


DEFAULT

         Upon the occurrence of any one or more of the Events of Default described in Section 12.1 of the Loan Agreement and the expiration of any applicable cure period, then the Bank may, at its option, without notice or demand, accelerate the maturity of the obligations evidenced hereby, which obligations shall become immediately due and payable. In the event the Bank shall institute any action for the enforcement or collection of the obligations evidenced hereby, the undersigned agrees to pay all reasonable costs and expenses of such action, including reasonable attorneys' fees, to the extent permitted by law.


GENERAL PROVISIONS

         All of the parties hereto, including the undersigned, and any indorser, surety, or guarantor, hereby severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, and consent that, without discharging any of them, the time of payment may be extended an unlimited number of times before or after maturity without notice. The Bank shall not be required to pursue any party hereto, including any guarantor, or to exercise any rights against any Collateral herefor before exercising any other such rights.

The obligations evidenced hereby may from time to time be evidenced by another note or notes given in substitution, renewal or extension hereof. Any security interest or mortgage which secures the obligations evidenced hereby shall remain in full force and effect notwithstanding any such substitution, renewal, or extension.

The captions used herein are for reference only and shall not be deemed a part of this Note. If any of the terms or provisions of this Note shall be deemed unenforceable, the enforceability of the remaining terms and provisions shall not be affected. This Note shall be governed by and construed in accordance with the law of the State of Ohio.


WAIVER OF RIGHT TO TRIAL BY JURY

THE UNDERSIGNED ACKNOWLEDGE THAT, AS TO ANY AND ALL DISPUTES THAT MAY ARISE BETWEEN THE UNDERSIGNED AND THE BANK, THE COMMERCIAL NATURE OF THE TRANSACTION OUT OF WHICH THIS NOTE ARISES WOULD MAKE ANY SUCH DISPUTE UNSUITABLE FOR TRIAL BY JURY. ACCORDINGLY, THE UNDERSIGNED HEREBY WAIVE ANY RIGHT TO TRIAL BY JURY AS TO ANY AND ALL DISPUTES THAT MAY ARISE RELATING TO THIS NOTE OR TO ANY OF THE OTHER INSTRUMENTS OR DOCUMENTS EXECUTED IN CONNECTION HEREWITH.

WARRANT OF ATTORNEY

         The undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution.

WARNING-BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.



                                    WORTHINGTON FOODS, INC.


                                    By: William T. Kirkwood

                                    Its:      EVP/CFO

                                    By: Ronald L. McDermott

                                    Its: Vice President - Research & Technology

EXHIBIT 4(b)



                 FIRST AMENDMENT TO LOAN PARTICIPATION AGREEMENT


         This First Amendment to Loan Participation Agreement (this "First Amendment") is made and entered into as of this 13th day of May, 1997, by and between The Huntington National Bank ("Seller") and National City Bank of Columbus ("Purchaser").


                                    RECITALS:

         A. On or about October 31, 1995, pursuant to a Loan Participation Agreement (the "Agreement"), Purchaser purchased from Seller a participation interest in a commercial loan made by Seller to Worthington Foods, Inc. ("Borrower").

         B. On or about May 13, 1997, Seller entered into a Second Amendment (the "Second Amendment") to the Second Amended and Restated Loan Agreement between Seller and Borrower and increased the revolving credit available to Borrower from $20,000,000.00 to $25,000,000.00.

         C. The Seller and Purchaser wish to enter into this First Amendment to set forth their respective rights and obligations with respect to the commercial loan from Seller to Borrower as amended by the Second Amendment.

         NOW, THEREFORE, in consideration of the foregoing and mutual covenants and promises contained herein, Seller and Purchaser do hereby amend the Agreement and agrees as follows:

         1. Section 1 of the Agreement is hereby amended to recite in its entirety as follows:

                  a. "Loan" shall mean the revolving commercial loan in the amount of $25,000,000.00 made by Seller to Borrower and evidenced by the following: a Second Amended and Restated Loan Agreement dated as of June 15, 1993, as amended by a First Amendment to Second Amended and Restated Loan Agreement dated as of October 31, 1995, and a Second Amendment to Second Amended and Restated Loan Agreement dated as of May 15, 1997 (collectively, the "Loan Agreement"); a Second Replacement Note dated as of May 13, 1997 (the "Second Replacement Note); and related loan documents, as the amount of that revolving commercial loan may be increased or decreased from time to time in the future by the mutual agreement of Borrower, Seller and Purchaser.

                  b. "Borrower" shall mean the borrower identified in the recitals to this Agreement and any assignee or successor in interest thereof.

                  c. "Loan Documents" shall mean the Loan Agreement, the Second Replacement Note, the security documents relating to the Collateral (as hereinafter defined) and all other documents pertaining to the Loan, copies of which have been delivered to Purchaser.

                  d. "Collateral" shall mean the inventory, accounts and general intangible in which Seller has been granted a security interest in connection with the Loan.

                  e. "Participation" and "Participation Interest" shall mean the interest of Purchaser in the Loan created hereby equal to $11,250,000.00 as of the date hereof and equal at all times to a forty-five percent (45%) interest in the Loan.

                  f. "Participation Share" and "Ratably" shall mean a sharing pari passu and in the same portion as the respective percent of ownership interest of Seller and Purchaser in the Loan.

         2. Except as modified herein, the Agreement and all other agreements executed in connection therewith shall remain as written originally and in full force and effect in all respects, and nothing herein shall affect, modify, limit or impair any of the rights and powers of the parties thereunder.

         3. Seller and Purchaser agree to perform and observe all of the covenants, agreements, stipulations and conditions to be formed on each of their parts under the Agreement and all other related agreements as amended by this First Amendment.

         4. Seller and Purchaser hereby represent and warrant to the other that (a) each has the legal power and authority to execute and deliver this First Amendment; (b) the officers executing this First Amendment on behalf of each party hereto have been duly authorized to execute and deliver the same and bind to the parties with respect to the provisions provided for herein; (c) the execution and delivery of this First Amendment and the performance and observance by the parties of the provisions hereof does not violate or conflict with the articles of incorporation, regulations or bylaws of either party hereto or any law applicable to either party or result in the breach of any provision of or constitute a default under any agreement, instrument or document binding upon or enforceable against either party; and (d) this First Amendment constitutes a valid and legally binding obligation upon the parties in every respect.

         5. The capitalized terms used herein shall have the same meanings as the capitalized terms used in the Agreement.

         IN WITNESS WHEREOF, the parties have executed this First Amendment to Loan Participation Agreement as of the date set forth above.

                                    THE HUNTINGTON NATIONAL BANK

                                    By:  Kathleen A. Willke
                                    Its: Assistant Vice President


                                    NATIONAL CITY BANK OF COLUMBUS

                                    By:  William J. Whitley
                                    Its: Senior Vice President

EXHIBIT 4(c)

                     SECOND AMENDMENT TO SECOND AMENDED AND
                             RESTATED LOAN AGREEMENT

This Second Amendment to Second Amended and Restated Loan Agreement (this "Second Amendment") is entered into at Columbus, Ohio, by and between The Huntington National Bank (the "Bank"), and Worthington Foods, Inc. (the "Company"), as of the 13th day of May, 1997.

                                    RECITALS

         A. On or about June 15, 1993, the Bank and the Company entered into a Second Amended and Restated Loan Agreement (the "Agreement") that set forth the terms and conditions of certain loans to the Company, amending prior loan agreements and related documents; and

         B. Pursuant to the Agreement and prior loan agreements, the Company executed and delivered to the Bank a promissory note in the amount of $5,000,000.00 dated June 15, 1993 (the "Line of Credit Note") and a promissory note in the amount of $20,000,000.00 dated June 15, 1993 (the "Revolving Note"); and

         C. On or about October 31, 1995, the Bank and the Company entered into a First Amendment to the Agreement (the "First Amendment"), which, inter alia, amended the Agreement to cancel the Line of Credit Note; and

         D. Pursuant to the Agreement and prior loan agreements, the Company granted to the Bank a security interest in all the Company's personal property and fixtures, all as described in a Security Agreement dated as of January 15, 1990, and related financing statements and other security documents (the "Security Documents"); and

         E. The Bank and the Company desire further to amend the terms of the Agreement and to provide for an increase in the amount of the Loan, a change in the pricing of the Loan, an extension of the time within which the Company may obtain advances pursuant to the Loan, and to provide for the replacement of the Revolving Note.

         NOW, THEREFORE, in consideration of the foregoing and the mutual covenants and promises contained herein, the Bank and the Company do hereby further amend the Agreement and agree as follows:

         1. Section 1.1 of the Agreement is hereby amended to recite in its entirety as follows:

                  1.1      Revolving Credit.

                           The Bank agrees to lend to the Company up to the sum
                  of $25,000,000 (the "Loan"), subject to the terms and conditions of this Agreement. The Loan shall take the form of a revolving credit, and the outstanding principal balance may be increased and decreased an unlimited number of times. The Company's right to obtain advances pursuant to the Loan shall terminate on October 31, 2001 (the "Termination Date"). Beginning on October 31, 1996, and continuing on each anniversary of that date, the Bank will consider a request by the Company to extend the Termination Date for one year. The decision as to whether such extension request will be approved shall be in the sole and absolute discretion of the Bank.

         2. Section 2.2 of the Agreement is hereby amended to recite in its entirely as follows:

                  2.2      LIBO Rate.

                           The Company may from time to time during the term of
                  this Agreement elect to have interest accrue on all or part of the outstanding principal balances of the Loan at a rate of interest calculated with reference to the LIBO Rate (as hereinafter defined in this section). As to each LIBO Rate Advance (as hereinafter defined in this Section 2.2), the rate of interest shall be equal to nine-tenths of one percent (0.9%) per annum in excess of the LIBO Rate. "LIBO Rate" shall mean, with respect to any LIBO Rate Advance and the related Interest Period (as hereinafter defined in Section 2.5), the per annum rate that is equal to the quotient of:

                  (a) the actual or estimated arithmetic mean of the per annum rates of interest at which deposits in U.S. dollars, which deposits are for the related Interest Period and in an aggregate amount comparable to the amount of such LIBO Rate Advance, are being offered to U.S. banks by one or more prime banks in the London interbank market, as determined by the Bank in its discretion based upon (i) reference to information appearing in Telerate, a service of Telerate Systems Incorporated, in the section captioned "British Bankers Assoc. Interest Settlement Rates," or any comparable index selected by the Bank,
                           (ii) the obtaining of rate quotations, or (iii) any other reasonable procedure, all as determined at approximately 11:00 a.m. London, England, time, on the second LIBO business day prior to the first day of the related Interest Period; all as determined by the Bank, such sum to be rounded up, if necessary, to the nearest whole multiple of 1/16 of 1%; divided by

                  (b) a percentage equal to 100% minus the rate (expressed as a percentage), if any, at which reserve requirements are imposed on the Bank, on the second LIBO business day prior to the first day of the related Interest Period, with respect to any "Eurocurrency liabilities" under Regulation D of the Board of Governors of the Federal Reserve System or any other regulations of any governmental authority having jurisdiction with respect thereto (including, without limitation, any marginal, emergency, supplemental, special or other reserves) for a term comparable to such Interest Period. This provision is for the benefit of the Bank and is not intended to increase the expected yield to the Bank above the rates of interest provided for in this Agreement.

                  "LIBO Rate Advance" shall mean any amount borrowed as part of the Loans that bears interest at a rate calculated with reference to the LIBO Rate; provided, however, that the minimum amount of any LIBO Rate Advance shall be $1,000,000. "LIBO business day" shall mean, with respect to any LIBO Rate Advance, a day which is both a day on which the Bank is open for business and a day on which dealings in U.S. dollar deposits are carried out in the London interbank market.

         3. Section 3 of the Agreement is hereby amended to recite in its entirety as follows:

                  SECTION 3. EVIDENCE OF THE LOANS AND TERMS OF PAYMENT.

                           The Loan shall be evidenced by a promissory note in
                  the form of Exhibit A to the Second Amendment to Second Amended and Restated Loan Agreement (the "Second Replacement Note"), as the same may be modified from time to time, or by any notes subsequently executed in substitution therefor. Repayment of the Loan shall be made in accordance with the terms of the note then outstanding pursuant to this Agreement.

         4. The Company hereby represents and warrants that no "Event of Default," as defined in the Agreement, has occurred and is continuing, nor will any occur immediately after the execution and delivery of this Second Amendment by the performance or observance of any provision hereof or thereof.

         5. Each reference to the Agreement, whether by use of the phrase "Loan Agreement," "Agreement," the prefix "herein" or any other term, and whether contained in the Agreement itself or in this Second Amendment, in any document executed concurrently herewith or in any loan documents executed hereafter, shall be construed as a reference to the Agreement as amended by the First Amendment and this Second Amendment.

         6. Except as modified herein and by the First Amendment and except as the Replacement Note is cancelled and replaced by the Second Replacement Note, the Agreement, the Loan Documents and all other agreements as to payment or security executed in connection therewith shall remain as written originally and in full force and effect in all respects, and nothing herein shall affect, modify, limit or impair any of the rights and powers which the Bank may have thereunder.

         7. The Company agrees to perform and observe all the covenants, agreements, stipulations, and conditions to be performed on its part under the Agreement, the Second Replacement Note, the Loan Documents, and all other related agreements, as amended by this Second Amendment.

         8.       The Company hereby represents and warrants to the Bank that
(a) the Company has legal power and authority to execute and deliver the Second Amendment and the Second Replacement Note; (b) the officer executing the within Second Amendment and the Second Replacement Note on behalf of the Company has been duly authorized to execute and deliver the same and bind the Company with respect to the provisions provided for herein and therein; (c) the execution and delivery of the within Second Amendment and the Second Replacement Note by the Company and the performance and observance by the Company of the provisions hereof and thereof do not violate or conflict with the articles of incorporation, regulations or by-laws of the Company or any law applicable to the Company or result in the breach of any provision of or constitute a default under any agreement, instrument or document binding upon or enforceable against the Company; and (d) this Second Amendment and the Second Replacement Note constitute valid and legally binding obligations upon the Company in every respect.

         9. The capitalized terms used herein shall have the same meanings as the capitalized terms used in the Agreement.


         IN WITNESS WHEREOF, the Company and the Bank have hereunto set their hands at Columbus, Ohio, as of the 13th day May, 1997.


                                    WORTHINGTON FOODS, INC.

                                    By: William T. Kirkwood
                                    Its: EVP/CFO

                                    By: Ronald L. McDermott
                                    Its: Vice President - Research & Technology



                                    THE HUNTINGTON NATIONAL BANK

                                    By:  Dean E. Haberkamp
                                    Its: Vice President

                                    EXHIBIT A

                             SECOND REPLACEMENT NOTE

                          THE HUNTINGTON NATIONAL BANK
                                 Revolving Note

================================================================================

City Office _________________ Division ______________ Branch _______ [ ] Secured

Account No. _______________________________ Note No. _____________ [ ] Unsecured

Account Name ___________________________________________________________________

[ ] Corporation           [ ] Partnership          [ ] Individual/Proprietorship

[ ] Other ______________________________________________________________________

Bank Approval Officer Initial __________ Bank Closing Officer Initial __________

================================================================================
$25,000,000.00                   Columbus, Ohio                     May 13, 1997


         FOR VALUE RECEIVED, the undersigned promises to pay to the order of THE HUNTINGTON NATIONAL BANK (hereinafter called the "Bank," which term shall include any holder hereof) at such place as the Bank may designate or, in the absence of such designation, at any of the Bank's offices, the sum of Twenty-Five Million and 00/100 Dollars ($25,000,000.00) or so much thereof as shall have been advanced by the Bank at any time and not hereafter repaid (hereinafter referred to as "Principal Sum") together with interest as hereinafter provided and payable at the time(s) and in the manner(s) hereinafter provided. The proceeds of the loan evidenced hereby may be advanced, repaid and readvanced in partial amounts during the term of this revolving note ("Note") and prior to maturity. Each such advance shall be made to the undersigned upon receipt by the Bank of the undersigned's application therefor and disbursement instructions, which shall be in such form as the Bank shall from time to time prescribe. The Bank shall be entitled to rely on any oral or telephonic communication requesting an advance and/or providing disbursement instructions hereunder, which shall be received by it in good faith from anyone reasonably believed by the Bank to be the undersigned, or the undersigned's authorized agent. The undersigned agrees that all advances made by the Bank will be evidenced by entries made by the Bank into its electronic data processing system and/or internal memoranda maintained by the Bank. The undersigned further agrees that the sum or sums shown on the most recent printout from the Bank's electronic data processing system and/or on such memoranda shall be rebuttably presumptive evidence of the amount of the Principal Sum and of the amount of any accrued interest.

         This Note is executed and the advances contemplated hereunder are to be made pursuant to a Second Amended and Restated Loan Agreement dated as of June 15, 1993, a First Amendment thereto dated as of October 31, 1995, and a Second Amendment thereto dated as of May 13, 1997 (hereinafter collectively called "Loan Agreement"), and all the covenants, representations, agreements, terms, and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.

INTEREST

         Interest will accrue on the unpaid balance of the Principal Sum until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to the Prime Commercial Rate, or at such alternative rate of interest as may have been selected by the undersigned pursuant to the terms of the Loan Agreement.

         Upon default, whether by acceleration or otherwise, interest will accrue on the unpaid balance of the Principal Sum and unpaid interest, if any, until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to two percentage points (2%) in excess of the Prime Commercial Rate.

         All interest shall be calculated on the basis of a 360 day year for the actual number of days the Principal Sum or any part thereof remains unpaid. There shall be due upon prepayment such additional sums as are provided in the Loan Agreement.

         As used herein, Prime Commercial Rate shall mean the rate established by the Bank from time to time based on its consideration of economic, money market, business and competitive factors. The Prime Commercial Rate is not necessarily the Bank's most favored rate. Subject to any maximum or minimum interest rate limitation specified herein or by applicable law, any variable rate of interest on the obligation evidenced hereby shall change automatically without notice to the undersigned immediately with each change in the Prime Commercial Rate to the extent that the Prime Commercial Rate is the applicable interest rate.


MANNER OF PAYMENT

         The Principal Sum shall be payable on October 31, 2001, unless the Bank and the undersigned shall hereafter agree in writing to extend that date. Accrued interest shall be due and payable monthly beginning on May 30, 1997, except as an alternative date or dates have been elected by the undersigned pursuant to the terms of the Loan Agreement, and at maturity, whether by demand, acceleration or otherwise.


SECURITY

         As security for the payment of the obligations evidenced hereby (and regardless of whether the Principal Sum evidenced hereby is reduced to zero and thereafter increased an unlimited number of times), the undersigned has granted Bank a security interest in the following property, including all substitutions and replacements therefor and additions and accessions thereto, and any and all products thereof, and any and all cash and non-cash proceeds thereof, including, but not limited to, notes, drafts, checks, instruments and insurance proceeds (all, together with any other property in which the Bank shall at any time be given a security interest, hereinafter referred to as the "Collateral"):

            All the undersigned's inventory, accounts and general intangibles, whether now owned or hereafter acquired and wherever located.

         The security described herein is subject to an Intercreditor Agreement dated October 31, 1995, and amended on even date herewith entered into by and between the Bank and Principal Mutual Life Insurance Company and the security interest referred to above may not be sold, assigned or transferred except to a party that executes and agrees to be bound by the provisions of that agreement.


DEFAULT

         Upon the occurrence of any one or more of the Events of Default described in Section 12.1 of the Loan Agreement and the expiration of any applicable cure period, then the Bank may, at its option, without notice or demand, accelerate the maturity of the obligations evidenced hereby, which obligations shall become immediately due and payable. In the event the Bank shall institute any action for the enforcement or collection of the obligations evidenced hereby, the undersigned agrees to pay all reasonable costs and expenses of such action, including reasonable attorneys' fees, to the extent permitted by law.


GENERAL PROVISIONS

         All of the parties hereto, including the undersigned, and any indorser, surety, or guarantor, hereby severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, and consent that, without discharging any of them, the time of payment may be extended an unlimited number of times before or after maturity without notice. The Bank shall not be required to pursue any party hereto, including any guarantor, or to exercise any rights against any Collateral herefor before exercising any other such rights.

The obligations evidenced hereby may from time to time be evidenced by another note or notes given in substitution, renewal or extension hereof. Any security interest or mortgage which secures the obligations evidenced hereby shall remain in full force and effect notwithstanding any such substitution, renewal, or extension.

The captions used herein are for reference only and shall not be deemed a part of this Note. If any of the terms or provisions of this Note shall be deemed unenforceable, the enforceability of the remaining terms and provisions shall not be affected. This Note shall be governed by and construed in accordance with the law of the State of Ohio.


WAIVER OF RIGHT TO TRIAL BY JURY

THE UNDERSIGNED ACKNOWLEDGE THAT, AS TO ANY AND ALL DISPUTES THAT MAY ARISE BETWEEN THE UNDERSIGNED AND THE BANK, THE COMMERCIAL NATURE OF THE TRANSACTION OUT OF WHICH THIS NOTE ARISES WOULD MAKE ANY SUCH DISPUTE UNSUITABLE FOR TRIAL BY JURY. ACCORDINGLY, THE UNDERSIGNED HEREBY WAIVE ANY RIGHT TO TRIAL BY JURY AS TO ANY AND ALL DISPUTES THAT MAY ARISE RELATING TO THIS NOTE OR TO ANY OF THE OTHER INSTRUMENTS OR DOCUMENTS EXECUTED IN CONNECTION HEREWITH.

WARRANT OF ATTORNEY

         The undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution.

WARNING-BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.



                                    WORTHINGTON FOODS, INC.


                                    By: ____________________________________

                                    Its: ___________________________________

                                    By: ____________________________________

                                    Its: ___________________________________

EXHIBIT 11

                             WORTHINGTON FOODS, INC.
                        COMPUTATION OF EARNINGS PER SHARE


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     7/4/97          6/28/96           7/4/97          6/28/96
                                                   ----------       ----------       ----------       ----------
Primary:

Weighted average number of common
  shares outstanding                                8,638,404        8,488,383        8,616,141        8,486,733

Net effect of dilutive stock options based
  on treasury stock method using average
  market price                                        366,786          315,872          370,338          305,592
                                                   ----------       ----------       ----------       ----------

Weighted average common and common
  equivalent shares                                 9,005,190        8,804,255        8,986,479        8,792,325
                                                   ==========       ==========       ==========       ==========

Net income                                         $2,535,000       $1,991,000       $4,390,000       $3,278,000
                                                   ==========       ==========       ==========       ==========

Earnings per share                                 $     0.28       $     0.23       $     0.49       $     0.37
                                                   ==========       ==========       ==========       ==========


Fully diluted:

Weighted average number of common
  shares outstanding                                8,638,404        8,488,383        8,616,141        8,486,733

Net effect of dilutive stock options based
  on treasury stock method using market
  price at end of period if greater than the
  average market price during the period              400,702          340,645          417,836          341,315
                                                   ----------       ----------       ----------       ----------

Weighted average common and common
  equivalent shares                                 9,039,106        8,829,028        9,033,977        8,828,048
                                                   ==========       ==========       ==========       ==========

Net income                                         $2,535,000       $1,991,000       $4,390,000       $3,278,000
                                                   ==========       ==========       ==========       ==========

Earnings per share                                 $     0.28       $     0.22       $     0.49       $     0.37
                                                   ==========       ==========       ==========       ==========

Note: 1996 share amounts have been adjusted to reflect the four-for-three share split in December, 1996.