Form 10-Q
period 1997-10-03
WORTHINGTON FOODS INC /OH/
filed 1997-11-13
CIK 768978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 3, 1997

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

         Commission File Number: 0-19887

                            WORTHINGTON FOODS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          OHIO                                        31-0733120
------------------------                  ------------------------------------
(State of incorporation)                  (IRS Employer Identification Number)

              900 PROPRIETORS ROAD, WORTHINGTON, OH          43085
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (614) 885-9511

                                 Not Applicable
            -------------------------------------------------------
            (Former name, former address and formal fiscal year, if
                           changed from last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at November 10, 1997
  ---------------------------           --------------------------------
  Common shares, no par value                       8,662,551


                           Exhibit Index at Pages 13

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                     INDEX

                                                                                                                   Page No.
                                                                                                                   --------
    PART I   FINANCIAL INFORMATION

      Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets -
                     October 3, 1997 and December 31, 1996.........................................................    3-4

                   Condensed Consolidated Statements of Income -
                     For the three month and nine month periods ended October 3, 1997 and
                         September 27, 1996........................................................................      5

                   Condensed Consolidated Statements of Cash Flows -
                     For the nine month periods ended October 3, 1997 and September 27, 1996.......................      6

                   Notes to Condensed Consolidated Financial Statements............................................      7

      Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................................   8-10

      Item 3. Quantitative and Qualitative Disclosures About Market Risk............................................     10



    PART II  OTHER INFORMATION.....................................................................................     11

      Item 1.    Legal Proceedings.................................................................................     11

      Item 2.    Changes in Securities.............................................................................     11

      Item 3.    Defaults Upon Senior Securities...................................................................     11

      Item 4.    Submission of Matters to a Vote of Security Holders...............................................     11

      Item 5.    Other Information.................................................................................     11

      Item 6.    Exhibits and Reports on Form 8-K..................................................................     11

      Signature    ................................................................................................     12

      Exhibit Index................................................................................................     13

             Exhibit 11 - Computation of Earnings Per Share........................................................     14

             Exhibit 27 - Financial Data Schedule..................................................................     15

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       10/3/97                     12/31/96
                                                                       -------                     --------
                                                                     (UNAUDITED)                  (AUDITED)
                                                                                  (000'S OMITTED)
ASSETS

Current Assets
    Cash..........................................................      $ 1,120                    $   811
    Accounts receivable less allowance............................        8,854                      8,664
      (1997 - $175; 1996 - $100)
    Inventories:
        Finished goods............................................       15,303                     11,618
        Work in process...........................................        1,107                        830
        Raw materials.............................................        4,613                      3,170
        Packaging materials and supplies..........................        2,049                      1,801
                                                                        -------                    -------
                                                                         23,072                     17,419

    Income taxes..................................................            -                        128
    Prepaid expenses and other....................................        3,861                      2,330
                                                                        -------                    -------
        Total Current Assets......................................       36,907                     29,352



    Property, Plant and Equipment
        Land......................................................          781                        817
        Building and improvements.................................       22,913                     22,746
        Machinery and equipment...................................       44,820                     40,832
        Furniture and fixtures....................................        2,675                      1,693
        Construction in progress..................................       11,312                      5,082
                                                                        -------                    -------
                                                                         82,501                     71,170
        Less accumulated depreciation and amortization............       24,354                     21,608
                                                                        -------                    -------
                                                                         58,147                     49,562

    Goodwill......................................................          755                        997
    Other intangible assets.......................................          702                        827
                                                                        -------                    -------
                                                                          1,457                      1,824

              TOTAL ASSETS........................................      $96,511                    $80,738
                                                                        =======                    =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          10/3/97              12/31/96
                                                                                          -------              --------
                                                                                        (UNAUDITED)            (AUDITED)
                                                                                                 (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks
     of $1,523 in 1997 and $767 in 1996)........................................          $ 4,889               $ 4,608
    Accrued compensation........................................................              504                 1,435
    Other accrued expenses......................................................            2,262                 1,549
    Current portion of long-term debt and capital lease obligations.............            1,630                 1,630
    Income taxes................................................................              686                     -
                                                                                          -------               -------
        Total Current Liabilities...............................................            9,971                 9,222



Long-Term Liabilities
    Long-term debt and capital lease obligations................................           25,942                17,960
    Deferred income taxes.......................................................            5,235                 4,825
                                                                                          -------               -------
        Total Long-Term Liabilities ............................................           31,177                22,785



Shareholders' Equity
    Preferred shares, no par value, authorized  2,000,000 shares,
     none issued................................................................                -                     -
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
     issued 8,662,551 shares in 1997 and 8,544,676 in 1996 .....................            8,662                 8,545
    Additional paid-in capital..................................................           13,039                12,625
    Retained earnings...........................................................           33,662                27,561
                                                                                          -------               -------
                                                                                           55,363                48,731
                                                                                          -------               -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................          $96,511               $80,738
                                                                                          =======               =======





The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   -----------------------------                 --------------------------
                                                   10/3/97               9/27/96                 10/3/97            9/27/96
                                                                                   (UNAUDITED)
                                                                     (000'S OMITTED, EXCEPT PER SHARE DATA)
Net sales...................................         $28,805             $27,259                 $86,692            $79,160
Cost of goods sold..........................          16,259              16,288                  49,761             48,124
                                                     -------             -------                 -------            -------
   Gross profit.............................          12,546              10,971                  36,931             31,036

Selling and distribution expenses...........           7,129               6,484                  20,859             18,355
General and administrative expenses.........             765                 796                   2,549              2,601
Research and development expenses...........             331                 320                   1,037                990
                                                     -------             -------                 -------            -------
                                                       8,225               7,600                  24,445             21,946
                                                     -------             -------                 -------            -------
Income from operations......................           4,321               3,371                  12,486              9,090

Interest expense............................             356                 341                   1,143                927
                                                     -------             -------                 -------            -------
Income before income taxes..................           3,965               3,030                  11,343              8,163

Provision for income taxes..................           1,606               1,117                   4,594              2,972
                                                     -------             -------                 -------            -------
Net income..................................         $ 2,359             $ 1,913                 $ 6,749            $ 5,191
                                                     -------             -------                 -------            -------

Earnings per share:

     Primary................................         $  0.26             $  0.22                 $  0.75            $  0.59
                                                     =======             =======                 =======            =======
     Fully diluted..........................         $  0.26             $  0.21                 $  0.75            $  0.58
                                                     =======             =======                 =======            =======
Dividends per share.........................         $ 0.025             $  0.02                 $ 0.075            $  0.06
                                                     =======             =======                 =======            =======


Weighted average number of common
and common equivalent shares used in
computing earnings per share

     Primary................................       9,040,125           8,880,285               9,005,448          8,827,227

     Fully diluted..........................       9,046,429           8,917,825               9,040,125          8,914,578



Note: 1996 share amounts have been adjusted to reflect the four-for-three share split in December, 1996.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    NINE MONTHS ENDED
                                                                                               ----------------------------
                                                                                               10/3/97              9/27/96
                                                                                               -------              -------
                                                                                                        (UNAUDITED)
                                                                                                      (000'S OMITTED)
Operating activities:
  Net income.......................................................................            $ 6,749            $  5,191
  Adjustments to reconcile net income to net cash provided
    by operating activities:

    Depreciation...................................................................              3,206               2,756
     Deferred income taxes........................................................                 410                 261
    Amortization of intangible assets..............................................                268                 268
    Deferred compensation..........................................................                  -                  21
    Cash provided by (used for) current assets and liabilities:
      Accounts receivable..........................................................               (190)               (669)
      Inventories..................................................................             (5,653)                 29
      Prepaid expenses and other...................................................             (1,531)               (845)
      Accounts payable and accrued expenses........................................                 62              (1,908)
      Income taxes.................................................................                815                 233
    Decrease (increase) in other assets............................................                 99                 (52)
                                                                                               -------            --------

  Net cash provided by operating activities........................................              4,235               5,285


Investing activities:
  Purchases of property, plant and equipment, net..................................            (11,792)            (10,090)
                                                                                               -------            --------
  Net cash used for investing activities...........................................            (11,792)            (10,090)


Financing activities:
  Proceeds from long-term borrowings...............................................             50,999              34,775
  Payments on long-term borrowings...............................................              (43,017)           (29,981)
  Proceeds from the issuance of common shares......................................                532                  69
  Dividends paid..................................................................                (648)               (574)
                                                                                               -------            --------
  Net cash provided by financing activities........................................              7,866               4,289



Net increase (decrease) in cash....................................................                309                (516)
Cash at beginning of period........................................................                811                 963
                                                                                               -------            --------
Cash at end of period............................................................              $ 1,120            $    447
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

      The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month and nine month periods ended October 3, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

2. On October 14, 1997, the Board of Directors declared a four-for-three share split to be distributed on December 5, 1997, to shareholders of record as of November 14, 1997. Also at its meeting on October 14, 1997, the Board of Directors declared a $.0215 dividend payable on January 26, 1998, to shareholders of record as of December 19, 1997.

3. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (Statement No. 128). Statement No. 128 requires adoption for periods ending after December 15, 1997. Until that time, the Company will continue to apply the requirements of APB No. 15 for earnings per share.

      The following table sets forth proforma earnings per share as calculated under Statement No. 128 for the three month and nine month periods ended October 3, 1997 and September 27, 1996, respectively.

                                                             Three Months Ended               Nine Months Ended
                                                             ------------------               -----------------
                                                         10/3/97          9/27/96          10/3/97         9/27/96
                                                         -------          -------          -------         -------
        Basic:
             Weighted average number of common
                shares outstanding                        8,651,151       8,495,772        8,627,684       8,489,768
                                                          =========       =========        =========       =========
             Net income                                  $2,359,000      $1,913,000       $6,749,000      $5,191,000
                                                         ==========      ==========       ==========      ==========
             Earnings per share                               $0.27           $0.23            $0.78           $0.61
                                                              =====           =====            =====           =====

        Diluted:
             Weighted average number of common
                shares outstanding                        8,651,151       8,495,772        8,627,684       8,489,768
             Net effect of dilutive stock options
                based on treasury stock method
                using average market price                  388,974         384,513          377,764         337,459
                                                            -------         -------          -------         -------
             Weighted average common and common
                equivalent shares                         9,040,125       8,880,285        9,005,448       8,827,227
                                                          =========       =========        =========       =========
             Net income                                  $2,359,000      $1,913,000       $6,749,000      $5,191,000
                                                         ==========      ==========       ==========      ==========
             Earnings per share                               $0.26           $0.22            $0.75           $0.59
                                                              =====           =====            =====           =====


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        ------------------              -----------------
                                                                        10/3/97      9/27/96          10/3/97       9/27/96
                                                                        -------      -------          -------       -------
         Net sales............................................           100.0%        100.0%           100.0%       100.0%
         Cost of goods sold...................................            56.4          59.8             57.4         60.8
                                                                         -----         -----            -----        -----
           Gross profit.......................................            43.6          40.2             42.6         39.2
         Selling and distribution expenses....................            24.8          23.8             24.1         23.2
         General and administrative expenses..................             2.7           2.9              2.9          3.3
         Research and development expenses....................             1.1           1.2              1.2          1.2
                                                                         -----         -----            -----        -----
                                                                          28.6          27.9             28.2         27.7
                                                                         -----         -----            -----        -----
         Income from operations...............................            15.0          12.3             14.4         11.5
         Interest expense.....................................             1.2           1.2              1.3          1.2
                                                                         -----         -----            -----        -----
         Income before income taxes...........................            13.8          11.1             13.1         10.3
         Provision for income taxes...........................             5.6           4.1              5.3          3.7
                                                                         -----         -----            -----        -----
         Net income...........................................             8.2%          7.0%             7.8%         6.6%
                                                                         =====         =====            =====        =====
         Provision for income taxes as a percentage
          of income before income taxes.......................            40.5%         36.9%            40.5%        36.4%
                                                                         =====         =====            =====        =====



THIRD QUARTER AND NINE MONTH PERIOD OF 1997 COMPARED TO 1996

Net sales for the third quarter and nine month period ended October 3, 1997 increased approximately $1,546,000 and $7,532,000 or 5.7% and 9.5% over the similar prior year periods. Net sales for the third quarter and nine month period of 1997 to the Company's Specialty Markets (Seventh-day Adventist, Health Food and International) increased approximately $678,000 and $1,400,000 or 8.5% and 5.5% over the similar prior year periods. Solid progress continued in the Health Food market as net sales increased approximately $667,000 and $1,336,000 or 30.3% and 19.3% over the similar prior year periods. Net sales to the Seventh-day Adventist market are basically flat for the first nine months of 1997, whereas net sales to the International market increased approximately $122,000 or 2.8% for the same period.

Foodservice sales for the third quarter and nine month period of 1997 increased approximately $226,000 and $1,177,000 or 6.8% and 13.4% over the similar prior year periods. Significant initiatives are being implemented to accelerate growth in this category. The Company continues to strengthen national account relationships with existing customers, and has recently added Planet Hollywood as one of its major accounts.

Net sales of Morningstar Farms products to supermarkets in the third quarter and nine month period of 1997 increased approximately $641,000 and $4,954,000 or 4.0% and 11.1% over the similar prior year periods. Net sales of Morningstar Farms meat alternative products in the third quarter and nine month period of 1997 increased approximately $1,122,000 and $5,669,000 or 8.2% and 15.3% over the similar prior year periods. This increase is attributable to expanded distribution of existing products and new products such as Burger Style Recipe Crumbles, Sausage Style Recipe Crumbles and Chik Nuggets. Net sales of Morningstar Farms frozen egg substitutes for the third quarter and nine month period of 1997 decreased approximately $481,000 and $715,000 or 21.2% and 9.3% from the similar prior year periods.

Gross profit as a percentage of net sales for the third quarter of 1997 increased from 40.2% in 1996 to 43.6% in 1997. For the nine month period of 1997, gross profit increased from 39.2% in 1996 to 42.6% in 1997. The increased gross profit percentages are the results of focused efforts to reduce variable costs, improved operating efficiencies at the Company's two manufacturing facilities, the elimination of contract manufacturers, and a modest price increase that went into effect in January, 1997.

Selling and distribution expenses as a percentage of net sales for the third quarter and nine month period of 1997 increased from 23.8% and 23.2% in 1996 to 24.8% and 24.1% in 1997. The increases are primarily attributable to expanded distribution of new and existing products, new product introductions, and higher selling and distribution expenses associated with increased sales. General and administrative expenses for the third quarter and nine month period of 1997 decreased from 2.9% and 3.3% in 1996 to 2.7% and 2.9% in 1997. The decrease is mainly attributable to efficiencies gained through increased sales volume. Research and development expenses remain comparable to prior year percentages.

Interest expense for the third quarter and nine month period of 1997 increased approximately $15,000 and $216,000 or 4.4% and 23.3% over the similar prior year periods. The increase is attributable to higher average borrowing levels associated with the Company's capital expansion at the Zanesville facility, and higher inventory levels to support future sales growth.

Net income for the third quarter and nine month period of 1997 increased approximately $446,000 and $1,558,000 or 23.3% and 30.0% over the similar prior year periods. The increase is primarily attributable to increased sales and increased gross profit percentages, partially offset by higher selling, general and administrative expenses, higher interest costs and a higher tax rate. For the nine months of 1996, the Company recognized $375,000 of a one-time $500,000 investment tax credit from the State of Ohio.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated from operations and a $25,000,000 revolving credit facility as its principal sources of liquidity. As of November 10, 1997, $5,625,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

The $11,500,00 capital expansion project at Zanesville to install a second production line to produce meat alternatives and finish additional warehouse space for dry storage was completed in September, on-time and on-budget. Production on this line began in October, 1997, and now provides the Company with $30,000,000 of additional production capability annually. As of November 10, 1997, $10,570,000 of the $11,500,000 has been paid.

Net cash provided by operating activities for the nine month period of 1997 decreased from the similar prior year period due to changes in operating assets and liabilities, partially offset by an increase in net income.

Net cash used for investing activities for the nine month period of 1997 increased from the similar prior year period due to purchases of property, plant and equipment related to the $11,500,000 Zanesville expansion project.

Net cash provided by financing activities for the nine month period of 1997 increased from the similar prior year period, primarily due to increased borrowings to finance capital expenditures for the $11,500,000 Zanesville expansion project.

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

         Item 3.   Defaults Upon Senior Securities
                        Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders
                        Not Applicable

         Item 5.   Other Information
                        Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K
                        (a)  Exhibits:
                             Exhibit 11.    Computation of Earnings Per Share
                             Exhibit 27.    Financial Data Schedule

                        (b) No report on Form 8-K was filed during the fiscal quarter ended October 3, 1997.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WORTHINGTON FOODS, INC.
                                              -----------------------
                                                    (Registrant)

Date:   November 13, 1997                     By: /S/ WILLIAM T. KIRKWOOD
      -----------------------                     -----------------------
                                                    William T. Kirkwood
                                              Executive Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

         Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended October 3, 1997.

            Exhibit No.                                              Page No.
            -----------                                              --------

               11           Computation of Earnings Per Share            14

               27           Financial Data Schedule                      15