Form 10-K405
period 1997-12-31
WORTHINGTON FOODS INC /OH/
filed 1998-03-30
CIK 768978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K

(Mark One)

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         [ ]  For the transition period from ________ to ________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 25, 1998, there were outstanding 11,659,658 of the Registrant's common shares, no par value, which is the only class of common or voting stock of the Registrant. As of that date, the aggregate market value of the common shares held by non-affiliates of the Registrant (based on the closing price for the common shares on the NASDAQ-National Market System on February 25, 1998) was $132,948,840.

                      Documents Incorporated by Reference
                      -----------------------------------

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part I and Part
II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on April 21, 1998 are incorporated by reference into Part III.


    THIS REPORT CONTAINS 63 PAGES OF WHICH THIS IS PAGE 1. THE EXHIBIT INDEX
                               BEGINS AT PAGE 18.

ITEM 1 BUSINESS

                                  THE COMPANY

     Worthington Foods, Inc. develops, produces and markets high-quality, zero cholesterol, vegetarian and other healthful food products for consumers seeking healthful food choices. Offering more than 150 products, the Company is one of the leading independent producers of healthier alternatives to meat, egg and dairy products. For nearly 60 years, the Company has been dedicated to producing meat alternative products which simulate the taste and texture of meat and which are made primarily from soy and wheat proteins. Since the 1970's, the Company has produced egg substitute products made primarily from liquid egg whites.

     The Company produces and sells, under the MORNINGSTAR FARMS(R) brand name, a line of products targeting health-conscious consumers. The Company sells these products nationwide, primarily to supermarkets and grocery stores, and is rapidly increasing its presence in foodservice operations. Worthington Foods was the first to introduce a line of frozen egg substitutes and meatless breakfast items into retail grocery stores during the 1970's. Today MORNINGSTAR FARMS is the recognized market leader of meat alternatives, found in more than 96% of the nation's supermarkets. The MORNINGSTAR FARMS brand offers approximately two dozen frozen food items to replace whole eggs and processed meats for all meal occasions. Most of these meat alternatives are made from soy protein; consequently, they are either low-fat or fat-free. Virtually all are cholesterol-free; and many provide a good source of fiber. The primary brand positioning of MORNINGSTAR FARMS continues to be good-tasting, convenient, healthier alternatives to meat, particularly red meat, and pork.

     Products sold nationally under the WORTHINGTON(R) and LOMA LINDA(R) (formerly LALOMA) brand names, consisting primarily of frozen and canned meat alternatives, are targeted primarily to vegetarians and members of the Seventh-day Adventist Church. The Company produces and sells nationally, under the NATURAL TOUCH(R) brand name, all-natural, additive-free foods and beverages targeted to health/natural food consumers.

     The Company's business strategy is to continue to capitalize on the dietary trend toward the consumption of healthful, vegetarian food products, primarily those with zero cholesterol, and zero fat, or low fat claims.
Through its existing product line and the development of new products and production processes, the Company will endeavor to maintain its leading share of the market for meat alternatives and to capture the growing number of vegetarians and semi-vegetarians who are increasingly consuming such products. The Company believes its frozen egg substitute products, SCRAMBLERS(R) and BETTER'N EGGS, will enable it to maintain its number two position in the frozen egg substitute market.

     The Company's origin dates to 1939 when its predecessor ("Old Worthington") was organized to produce nutritional, vegetarian foods for members of the Seventh-day Adventist Church. Miles Laboratories purchased Old Worthington in 1970. The Company, in a management-led buyout, acquired the business and assets of Old Worthington in 1982. Since regaining its independence, the Company's net sales have grown from approximately $24,000,000 in 1983 to approximately $118,000,000 in 1997. In January, 1990, the Company acquired LaLoma Foods, Inc., including the LOMA LINDA brand (formerly LALOMA brand), from the General Conference of Seventh-day Adventists.

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


Industry

     The market for healthful foods has grown significantly over the past several years. Based on recommendations from various United States governmental agencies and medical organizations aimed at reducing the risk of heart and other diseases, consumers in the United States have increasingly sought healthier diets through reduced consumption of meat and other foods containing significant amounts of cholesterol and fat. Soy, one of the Company's principal raw materials, has received the Food and Drug Administration's highest possible rating in terms of protein quality. Studies have suggested that soy can reduce, control or prevent the incidence of certain types of colon, breast, lung, prostate and stomach cancers. Studies have also suggested that soy protein helps the body retain calcium, thus reducing the risk of osteoporosis.

     Market research studies indicate that consumers in the United States have changed their diets in recent years by selecting healthful foods. More than 100 million American adults are now watching their fat intake and 90 million
are monitoring their dietary cholesterol.   More than half of grocery shoppers
rate health as their primary concern in making food selections. 75 million American adults are actively reducing their red meat consumption, while 90% of shoppers practice some level of health-motivated behavior when they are grocery shopping. In addition, there were an estimated 19,000,000 vegetarians in the United States in 1997, more than an eight-fold increase over a decade ago.
That number is growing at a rate of nearly 20,000 new vegetarians a week. The market for vegetarian foods is projected to reach $662 million by 2000 as 42% of grocery shoppers are eating meatless meals at least once a week and 15% of shoppers are including meat substitutes at least once a week.


Products

     The Company produces and markets more than 150 different food and beverage products intended to promote good health and nutrition. The Company's products are made primarily from vegetable proteins, soy and egg whites, have zero cholesterol and typically are lower in fat, saturated fat and calories than their meat and egg counterparts. These products are intended to satisfy the needs of consumers who are seeking to reduce or eliminate their consumption of meat, fresh shell eggs, poultry and fish.

     The Company's principal food product lines consist of meat alternative products and frozen egg substitute products. The Company's meat alternatives are made from vegetable proteins and simulate the taste and texture of meat, poultry and fish. The egg substitute products, the major ingredient of which is liquid egg whites, are designed to replace fresh shell eggs for consumers who seek to control their consumption of cholesterol and fat. They can be used for most breakfast applications and substituted for fresh shell eggs in most other recipes. The Company's beverage products include powdered soy milk and an alternative to coffee.

     The Company's products are marketed under four brand names: MORNINGSTAR FARMS, WORTHINGTON, LOMA LINDA (formerly LALOMA) and NATURAL TOUCH. The following table sets forth the Company's net sales ($000's) by brand name for each of the years indicated:


                                        Years Ended December 31,
                           --------------------------------------------------
                                  1997             1996              1995
                           ---------------   ---------------   --------------
Morningstar Farms......    $ 82,281    70%   $ 73,645    68%   $58,006    64%
Worthington ...........      21,439    18      21,617    20     20,428    22
Loma Linda ............       9,299     8       8,828     8      8,327     9
Natural Touch..........       4,925     4       4,985     4      4,314     5
                           --------   ----   --------   ----   -------   ----
  Total................    $117,944   100%   $109,075   100%   $91,075   100%
                           ========   ====   ========   ====   =======   ====


     MORNINGSTAR FARMS

     Introduced in the early 1970's, MORNINGSTAR FARMS brand products offer a full line of zero cholesterol alternatives to processed meats and fresh shell eggs that appeal to the consumer who is seeking a healthier diet. These products are distributed nationally through supermarkets, grocery stores and other retail outlets. The Company markets four principal meat alternative products under the MORNINGSTAR FARMS brand name -- BREAKFAST LINKS, BREAKFAST PATTIES, BREAKFAST STRIPS and GRILLERS. These products simulate the taste and texture of sausage links, sausage patties, bacon strips and hamburger, respectively. They are completely free of meat, meat by-products and animal fat and have zero cholesterol. They are comparable in protein to their meat counterparts but are lower in calories and total fats and have the benefit of a higher ratio of polyunsaturated to saturated fats. While these four baseline products were introduced in the early 1970's, distribution for these items continues to grow. Together, they accounted for approximately $29,179,000, $27,294,000 and $24,178,000 or 24.7%, 25.0%, and 26.5% of net sales in 1997,
1996 and 1995, respectively.

     In early 1993, the Company began test marketing four new MORNINGSTAR FARMS meat alternatives: GARDEN VEGGIE-PATTIES, PRIME PATTIES, CHIK PATTIES(R) and DELI FRANKS. Due to favorable trade and consumer acceptance, the Company decided in 1993 to expand the availability of these products. In October, 1994, the Company introduced BETTER'N BURGERS, a fat-free, zero cholesterol hamburger replacement, and continued with the national roll-out of this product during 1995. SPICY BLACK BEAN BURGERS and GARDEN GRILLE(R) were also introduced during 1995 with strong trade acceptance. In late 1995, GROUND MEATLESS, a fat-free soy based ingredient to be used in place of cooked ground beef in tacos, sauces
and casseroles was introduced.   During 1996, the Company introduced under the
MORNING-STAR FARMS brand, three new BREAKFAST SANDWICHES. These sandwiches are made from the Company's fat-free SCRAMBLERS egg product, meatless BREAKFAST PATTIES and fat-free cheese. During 1997, the Company continued to introduce new products. BURGER STYLE RECIPE CRUMBLES and SAUSAGE STYLE RECIPE CRUMBLES, which are low-fat, soy based ingredients to be used in place of cooked ground beef or sausage in tacos, sauces, casseroles or pizza toppings, were introduced. These initial quick frozen (IQF) items are more convenient than GROUND MEATLESS, but are not meant to replace that item. CHIK NUGGETS, a delicious chicken-like nugget with 75% less fat than nuggets made of real chicken, was also introduced in 1997 and has already become one of the
Company's top selling products.   In late 1997, the Company introduced
AMERICA'S ORIGINAL VEGGIE DOG which will replace DELI FRANKS. The taste and texture of VEGGIE DOGS are very close to the full-fat meat hot dogs which have over $1.5 billion in retail sales annually. VEGGIE DOGS are already on the shelves of 15% of the U.S. supermarkets and the Company has targeted to be in one-half of all supermarkets by May, 1998. Together, the new MORNINGSTAR FARMS brand products introduced since 1993 accounted for approximately $30,286,000, $25,080,000 and $15,015,000 or 25.7%, 23.0% and 16.5% of net sales in 1997,
1996, and 1995, respectively.

     The MORNINGSTAR FARMS brand product line also includes two frozen egg substitute products, SCRAMBLERS and BETTER'N EGGS. SCRAMBLERS is a frozen product that contains approximately 99% liquid egg whites, zero cholesterol, zero fat and contains half the calories of fresh shell eggs. SCRAMBLERS, which was developed to duplicate the taste and texture of scrambled eggs, has a
distinctive, buttery taste.   Frozen SCRAMBLERS is the Company's largest
selling single product and accounted for approximately $8,537,000, $9,076,000 and $10,260,000 or 7.2%, 8.3% and 11.3% of net sales in 1997, 1996, and 1995, respectively. Although the Company does not anticipate growth in the frozen egg substitute category or growth in the sales of SCRAMBLERS, the Company believes that the taste profile of SCRAMBLERS will allow it to maintain a loyal consumer following.

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

     In 1997, a successful test market was completed on three refrigerated items in "modified atmosphere packaging," or MAP, and provided convincing evidence that this concept is one the Company must aggressively pursue in 1998. Due to the success of the test market, the Company will roll-out five refrigerated products into other selected areas of the country in early 1998. These products include GARDEN VEGGIE PATTIES, SPICY BLACK BEAN BURGERS, PRIME PATTIES, CHIK NUGGETS and BREAKFAST PATTIES.


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

     In 1996, the Company provided low-fat alternatives to three of the WORTHINGTON brands most popular items: FRICHIK, VEJA-LINKS and CHILI. These three low-fat items contributed 6% growth in unit volume among retailers serving the Seventh-day Adventist market. In 1997, the Company continued to emphasize the low-fat products within its specialty brands. Much of this was a continuation of the development work with fat replacers pioneered the previous year. In addition, hydrogenated fats were removed from more than two dozen products. Low-fat versions of BIG FRANKS, REDIBURGER, SLICED CHIK and DICED CHIK were introduced in 1997. This brings to nearly 50 the number of WORTHINGTON and LOMA LINDA items that are labeled with a low-fat claim.

     NATURAL TOUCH

     The NATURAL TOUCH brand was introduced in 1984 to meet the dietary needs of health/natural food consumers looking for vegetarian products that do not
contain artificial ingredients or flavors.   Since its introduction, NATURAL
TOUCH has been a leading brand in the natural food category. The NATURAL TOUCH brand consists of 18 frozen entrees, mixes and beverages. Products include:
OKARA PATTIE, made from organic soybeans; GARDEN VEGGIE PATTIE, made from garden vegetables and LENTIL RICE LOAF and NINE BEAN LOAF, which are unique products that combine the nutritious benefits of legumes as a convenient, easy-to-prepare entree. KAFFREE ROMA is the number one selling coffee alternative in the natural food retail channel. It is made from malted barley and chicory and contains no caffeine or tannic acids.

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


Customers, Markets and Distribution

     MORNINGSTAR FARMS brand products are sold primarily to supermarkets, grocery stores and distributors located throughout the United States, including virtually all of the major supermarkets and distributors. MORNINGSTAR FARMS brand products are also sold to foodservice (institutional) markets, including health care, educational facilities and restaurants.

     Supermarket and grocery store sales of MORNINGSTAR FARMS brand products are made through a network of 58 independent food brokers who are managed by the Company's six regional sales managers. The Company ships these products by common carrier from its Zanesville distribution facility to the customer's warehouse or to a public warehouse. In 1998, the Company will add three additional regional sales managers to direct the introduction of Modified Atmosphere Products (MAP) into the refrigerated meatcase.

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

     The Company exports its branded products throughout the world to such countries and areas as Taiwan, Singapore, Malaysia, Hong Kong, the Caribbean, Canada, Mexico, the United Kingdom, Panama, and Italy. The Company uses export facilitators and distributors as required. Due to health concerns worldwide regarding the consumption of meat, more consumers are looking for vegetarian alternatives. The Company anticipates continued growth in International Sales and plans to focus on this in 1998 by employing a full-time individual to serve this market.

     The Foodservice Division of the Company has expanded over the past six years and now includes five regional sales managers, 43 independent food brokers and approximately 700 independent distributors. As a result of increased consumer interest and product availability, restaurants represent more than half of the Company's Foodservice sales, and the list of national and regional chains featuring a MORNINGSTAR FARMS veggie burger continues to grow. In 1997, Planet Hollywood joined the list with prior restaurants, such as Subway, Chili's, Blimpie's and Pizzeria Uno who are featuring a MORNINGSTAR FARMS product on their menu. Until recently, the majority of sales in this category were made to
universities, hospitals, hotels and other institutions.   With the increased
awareness and demand for vegetarian food items, the Company is well positioned to benefit from increased sales to foodservice operations with its full line of vegetarian food products for breakfast, lunch and dinner.

     The following table sets forth the Company's net sales to its principal markets for each of the years indicated:


                                                        Years Ended December 31,
                                            -----------------------------------------------
                                                 1997             1996            1995
                                            ---------------  ---------------  -------------
                                                        (Dollars in thousands)
Supermarkets and grocery stores ..........  $ 68,021    58%  $ 62,280    57%  $51,217   56%
Seventh-day Adventist retail facilities ..    19,374    16     19,427    18    18,626   21
Health/natural food stores ...............    10,724     9      9,792     9     8,142    9
Foodservice (institutional)* .............    13,486    12     11,875    11     8,354    9
Export Sales                                   6,339     5      5,701     5     4,736    5
                                            --------  -----  --------  -----  -------  ----
  Total ..................................  $117,944   100%  $109,075   100%  $91,075  100%
                                            ========  =====  ========  =====  =======  ====

* Includes sales to Seventh-day Adventist institutions

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

     The Company's meat alternative products are sold in competition with comparable meat items and, to this extent, compete with meat packing houses. The Company's meat alternative products also compete with similar vegetable protein products marketed by other companies. Until recently, most of the Company's competitors which market meat alternative products have been relatively small firms which have not established national distribution systems for their products as extensive as the Company's distribution system. In recent years, however, Gardenburger, Inc. (Gardenburger), Archer Daniels Midland Co., and Pillsbury (Green Giant Harvest Burger) have become major competitors that market meat alternative products. Due to the entry of some of the companies mentioned above into the meat alternative category, total retail sales in the category have grown from approximately $39,000,000 in 1993 to approximately $158,000,000 in 1997. Due to the high growth in the meat alternative category over the past few years, the Company expects the category to remain competitive, as existing competition increases advertising support and new competition enters the category. Based on industry data, the Company's retail market share for its meat alternative products was approximately 55%, 56% and 58% for 1997, 1996, and 1995, respectively.

     The Company's frozen egg substitute products are sold in competition with refrigerated egg substitute products and fresh shell eggs. In addition, several major egg packagers are developing processes to reduce the cholesterol content of whole eggs. If any of such products are successfully developed and introduced, they would compete with the Company's frozen egg substitute products. The Company's SCRAMBLERS and BETTER'N EGGS frozen products also compete against frozen and refrigerated products manufactured and sold by a number of other firms, including Egg Beaters sold by Fleishmann's and Healthy Choice sold by ConAgra. Based on industry data, SCRAMBLERS and frozen BETTER'N EGGS accounted for approximately 27%, 27% and 25% of the market for frozen egg substitute products during 1997, 1996 and 1995, respectively. The Company's egg substitute competitors mentioned above are considerably larger, have greater financial resources and enjoy wider recognition for their branded products.

     In recent years, a number of large companies in the package food industry have introduced new food products for persons who are concerned about their consumption of fat and cholesterol. Their products are targeted to some extent toward the same consumer base which purchases products of the Company, insofar as they both rely on health-oriented claims. These companies have significantly greater resources available for advertising and product development than the Company. The Company believes that competition will increase the awareness of the category, and in turn help increase the sales of the Company's products.

Research and Development

     The Company has been a leader in developing and commercializing vegetable protein products for the past 59 years and has pioneered various textured protein processes, including the process of spinning soy protein into edible fibers providing the texture of various meat products. This leadership has been important in the development of the Company's meat alternative products, as well as its egg substitute and other products.

     The Company's research and development department consisted of 20 full-time employees at February 25, 1998. Research and development expenses for the fiscal years ended December 31, 1997, 1996 and 1995 were approximately $1,413,000, $1,280,000 and $1,227,000, respectively. In 1998, the Company expects to increase its commitment to developing new technology and products. Two new positions will be added to research and development during 1998 to increase the Company's effort to stay ahead of the competition. As a result of the Company's ongoing development of new technologies and products, its continued effort to ensure product quality and other regulatory requirements, the Company expects its research and development expenses in 1998 to be consistent with prior years.

     During 1997, the Company introduced seventeen new products. All of these products met the Company's criteria for new products: good taste, low or reduced fat, and convenience. In addition, the Company has continued to reformulate existing products to lower their fat and sodium content.



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

     The Company has numerous patents relating to its vegetable protein and egg substitute products that expire at various dates from 1998 through 2007.
During the next five years, no patents that are material to the Company's business are scheduled to expire. Currently, however, the Company more commonly emphasizes and relies on trade secrets and proprietary methods, rather than on statutory protections, in formulating and producing its products.

     The Company's trademarks and patents are owned and licensed to the Company by Specialty Foods Investment Company, a wholly-owned subsidiary of the Company.



Employees

     As of February 25, 1998, the Company had 569 employees, including 166 corporate salaried employees and 403 manufacturing employees. The Company's Worthington manufacturing employees are represented by the United Industrial Workers, AFL-CIO, and are covered by a collective bargaining agreement which expires on September 30, 1998. The Company has never had a work stoppage and considers its employee relations to be good.



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



Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-K which are not historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, price competition, the ability to deliver products with acceptable profit margins, risks inherent in International development, success of the Company's new user marketing strategy, capital expenditure amounts, uninsured product liability, and other factors described in detail in this Form 10-K for the year ended December 31, 1997, other filings with the Securities and Exchange Commission, and communication to shareholders.

                                   MANAGEMENT




ITEM 1A  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Worthington Foods, Inc. are as follows:

       Name                     Age     Position(s)
       ----                     ---     -----------
       Allan R. Buller          80      Chairman of the Board, Treasurer and Director
       Dale E. Twomley          58      President, Chief Executive Officer and Director
       Donald B. Burke          50      Executive Vice President of Marketing and Sales
       William T. Kirkwood      49      Executive Vice President and Chief Financial Officer
       Ronald L. McDermott      47      Vice President of Research and Technology
       Jay L. Robertson         59      Vice President of Sales



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

     WILLIAM T. KIRKWOOD has been Executive Vice President and Chief Financial Officer since February 1996. Prior to that, Mr. Kirkwood was Vice President of Finance and Chief Financial Officer from May, 1989 to February, 1996, and served as Controller and Assistant Treasurer from October, 1982 through May, 1989.

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

ITEM 2 PROPERTIES


WORTHINGTON FACILITY

     The Company's executive offices and production facility in Worthington, Ohio are owned by the Company and are located on approximately ten acres of land in Worthington, Ohio, a suburb of Columbus. The following table provides certain information regarding the buildings at the Worthington facility:



           Type of Building                                   Square Footage
           ----------------                                   --------------
           Production Facility and Annex .................        109,000
           Warehouse......................................         38,300
           Research and Development Facility..............         17,400
           Office Building................................          6,100
           Retail Store ..................................          4,800


ZANESVILLE FACILITY

     The Company owns a second production facility in Zanesville, Ohio, which is located on twenty-eight acres approximately 60 miles east of the Company's Worthington offices. In October of 1996, the Company began an $11,500,000 capital spending project to install a second production line to produce meat alternatives and to finish additional warehouse space for dry storage. This expansion project was completed in September, 1997, on-time and on-budget, and was funded through cash generated from operations and the Company's revolving credit facility. On February 3, 1998, the Company's Board of Directors authorized a $6,000,000 expansion at the Zanesville facility. This additional expansion will allow the Company to produce AMERICA'S ORIGINAL VEGGIE DOG and future refrigerated products in-house, thus eliminating the need for a contract manufacturer. This project is expected to be completed by October, 1998 and will be funded through cash generated from operations and the Company's revolving credit facility.

The following table provides certain information regarding the building at the Zanesville facility:


                                                              Square Footage
                                                              --------------
           Production Process and Mechanicals.............         92,000
           Distribution Center............................         74,000
           Administrative Offices.........................          9,000
           Unfinished Production Process..................         19,000


WAREHOUSE AND DISTRIBUTION FACILITIES

     The following table provides certain information regarding the Company's principal warehouse and distribution facilities:

                                                    Date Acquired
                                                      or first        Termination
                             Square                  Occupied by     Date of Lease
Location                     Footage    Interest     the Company     with Renewals
--------                     -------    --------    -------------    -------------
Columbus, Ohio ..........     54,000     Leased          1992            2001
Riverside, California ...     19,000     Leased          1994            2008
Zanesville, Ohio ........     74,000     Owned           1996              --


In addition, the Company leases space in eight public warehouse facilities in Atlanta, Georgia; Chicago, Illinois; Fort Worth, Texas (2); Denver, Colorado; Sante Fe Springs, California; Portland, Oregon; and Fogelsville, Pennsylvania.

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

                                    PART II




ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The information required by this Item 5 is incorporated by reference herein from page 20 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1997.




ITEM 6  SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated by reference herein from page 8 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1997.





ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information required by this Item 7 is incorporated by reference herein from pages 9 through 11 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1997.





ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable




ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required by this Item 8 is incorporated by reference herein from pages 12 through 19 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1997.





ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III



ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of Worthington Foods, Inc. is set forth in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held on April 21, 1998, under the caption "ELECTION OF DIRECTORS," and is in accordance with Instruction G(3) incorporated herein by reference. Information regarding executive officers of Worthington Foods, Inc. is set forth under the caption "Executive Officers of the Registrant" in Item 1a hereof. No facts exist which would require disclosures herein pursuant to
Item 405 to Regulation S-K.




ITEM 11 EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held on April 21, 1998, under the captions "ELECTION OF DIRECTORS," and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS," and is in accordance with Instruction G(3) incorporated herein by reference. Neither the Report on Executive Compensation nor the Performance Graph included in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held April 21, 1998, shall be deemed to be incorporated herein by reference.




ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held April 21, 1998, under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," and "SECURITY OWNERSHIP OF CERTAIN OFFICERS AND DIRECTORS," and is in accordance with Instruction G(3) incorporated herein by reference.





ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not Applicable

                                    PART IV




ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K


(a)(1) Financial Statements

       The following Consolidated Financial Statements of Worthington Foods, Inc. are incorporated by reference in Item 8 of this Form 10-K from the pages set forth below of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1997.


                                                                              Page No. of
                                                                             Annual Report
                                                                             -------------
              Report of Independent Auditors...............................         19

              Consolidated Balance Sheets as of December 31, 1997 and 1996.         12

              Consolidated Statements of Income for the Three Years Ended
               December 31, 1997...........................................         13

              Consolidated Statements of Shareholders' Equity for the Three
               Years Ended December 31, 1997...............................         13

              Consolidated Statements of Cash Flows for the Three Years
               Ended December 31, 1997.....................................         14

              Notes to Consolidated Financial Statements...................        15-18


(a)(2)     Financial Statement Schedules
           For the three years in the period ended December 31, 1997:

                                                                             Page No. of this
                                                                                 Form 10-K
                                                                             ----------------
       Schedule II - Valuation and Qualifying Accounts                             63

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

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


Exhibit
  No.                                     Description                                                Location
-------                                   -----------                                                --------

10(a)  Worthington Foods, Inc. 1995 Stock Option Plan                                                      ++

10(b)  Worthington Foods, Inc. Supplemental Executive Retirement Plan                                       *

10(c)  Summary Description of the Worthington Foods, Inc. 1998 Executive Bonus Plan                   Page 20

10(d)  Worthington Foods, Inc. Group Life Insurance Plan                                                    *

10(e)  Split Dollar Insurance Policy for Dale E. Twomley                                                    *

10(f)  Form of Agreements dated August 28, 1995, between Worthington Foods, Inc. and
        Donald B. Burke, William T. Kirkwood, Ronald L. McDermott, Jay L. Robertson
        and Dale E. Twomley                                                                       Pages 21-28

10(g)  Worthington Foods, Inc. 1993 Stock Option Plan for Non-Employee Directors (reflects
        share splits and amendments through April 22, 1997)                                                **



    * Incorporated by reference to the Registrant's S-1 registration statement filed February 26, 1992. (Registration No. 33-45945) Exhibit numbers herein are the same as those in the S-1 Registration Statement

   ++ Incorporated by reference to the Registrant's Form S-8 filed May 12, 1995. (Registration No. 33-92222) (Exhibit 4)

   ** Incorporated by reference to the Registrant's Form S-8 filed August 7, 1997. (Registration No. 333-33041)



(b)    Reports on Form 8-K

       A report on Form 8-K was filed on November 6, 1997, regarding Item 5, Other Events. This Form 8-K reported the Company's four-for-three share split declared by the Board of Directors of the Company on October 14, 1997 and distributed on December 5, 1997; and the resulting adjustment in the Preferred Stock Purchase Rights in accordance with the terms of the Rights Agreement, dated as of June 13, 1995, between Worthington Foods, Inc. and National City Bank as Rights Agent.


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


Dated:  March 27, 1998

                      WORTHINGTON FOODS, INC.
                      (Registrant)

                      By:  /S/ WILLIAM T. KIRKWOOD
                           ----------------------------------------------------
                           William T. Kirkwood
                           Executive Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                    Title                                     Date
     ---------                    -----                                     ----
ALLAN R. BULLER*
-----------------------
Allan R. Buller          Chairman of the Board, Treasurer and Director      3/27/98

DALE E. TWOMLEY*
-----------------------
Dale E. Twomley          President, Chief Executive Officer and Director    3/27/98

/S/ WILLIAM T. KIRKWOOD
-----------------------
William T. Kirkwood      Executive Vice President, Chief Financial Officer  3/27/98

ROGER D. BLACKWELL*
-----------------------
Roger D. Blackwell       Director                                           3/27/98

EMIL J. BROLICK*
-----------------------
Emil J. Brolick          Director                                           3/27/98

GEORGE T. HARDING, IV*
-----------------------
George T. Harding, IV    Director                                           3/27/98

DONALD G. ORRICK*
-----------------------
Donald G. Orrick         Director                                           3/27/98

WILLIAM D. PARKER*
-----------------------
William D. Parker        Director                                           3/27/98

FRANCISCO J. PEREZ*
-----------------------
Francisco J. Perez       Director                                           3/27/98

DONALD B. SHACKELFORD*
-----------------------
Donald B. Shackelford    Director                                           3/27/98


* By /S/ WILLIAM T. KIRKWOOD                                                3/27/98
     -------------------------------------
     William T. Kirkwood, Attorney in Fact

                            WORTHINGTON FOODS, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                 EXHIBIT INDEX


Exhibit No.                                           Description                                                      Location
-----------                                           -----------                                                      ---------
   3(a)      Amended and Restated Articles of Incorporation of Worthington Foods, Inc. (as filed with the Ohio
             Secretary of State on February 25, 1992)                                                                          *

   3(b)      Certificate of Amendment to Amended and Restated Articles of Incorporation of Worthington Foods, Inc.
             (as filed with the Ohio Secretary of State on June 13, 1995)                                                     **

   3(c)      Certificate of Amendment by Directors of Worthington Foods, Inc. (as filed with the Ohio Secretary of
             State of May 6, 1997                                                                                             **

   3(d)      Certificate of Amendment by Shareholders to the Amended and Restated Articles of Incorporation of
             Worthington Foods, Inc. (as filed with the Ohio Secretary of State of May 6, 1997)                               **

   3(e)      Amended and Restated Articles of Incorporation of Worthington Foods, Inc.  (reflecting amendments through May 6, 1997) [For purposes of SEC reporting compliance only; not filed with Ohio Secretary
             of State]                                                                                                        **

   4(a)      $25,000,000 Revolving Note with The Huntington National Bank dated May 13, 1997                                ****

   4(b)      First Amendment to Loan Participation Agreement between The Huntington National Bank and
             National City Bank of Columbus dated May 13, 1997                                                              ****

   4(c)      Second Amendment to Second Amended and Restated Loan Agreement between Worthington Foods, Inc.
             and The Huntington National Bank dated May 13, 1997                                                            ****

   4(d)      Second Amended and Restated Loan Agreement between Worthington Foods, Inc. and Huntington National
             Bank dated June 15, 1993, including the related Second Amendment to Intercreditor Agreement dated
             June 15, 1993                                                                                                     =

  10(a)      Worthington Foods, Inc. 1995 Stock Option Plan                                                                   ++

  10(b)      Worthington Foods, Inc. Supplemental Executive Retirement Plan                                                    *

  10(c)      Summary Description of the Worthington Foods, Inc. 1998 Executive Bonus Plan                                Page 20

  10(d)      Worthington Foods, Inc. Group Life Insurance Plan                                                                 *

  10(e)      Split Dollar Insurance Policy for Dale E. Twomley                                                                 *

  10(f)      Form of Agreements dated August 28, 1995, between Worthington Foods, Inc. and Donald B. Burke,
             William T. Kirkwood, Ronald L. McDermott, Jay L. Robertson and Dale E. Twomley                          Pages 21-28

  10(g)      Worthington Foods, Inc. 1993 Stock Option Plan for Non-Employee Directors (reflects share split
             and amendments through April 22, 1997                                                                            **

  10(j)      Amended and Restated License Agreement between Worthington Foods, Inc. and Specialty Foods
             Investment Company                                                                                                *

  10(k)      Note Agreement between Worthington Foods, Inc. and Principal Mutual Life Insurance Company, dated
             January 1, 1990 for $10,000,000 Principal Amount 9.75% Senior Secured Notes Due January 15, 2004
             including Amendment to Note Agreement dated March 1, 1990, Second Amendment to Note Agreement dated June 1, 1990, Third Amendment to Note Agreement dated August 1, 1991, Fourth Amendment to Note Agreement dated January 1, 1992, and Fifth Amendment to the Note Agreement dated as of
             February 1, 1992                                                                                                  *

  10(l)      $10,000,000 9.75% Senior Secured Note, dated January 16, 1990, issued to Principal Mutual Life
             Insurance Company                                                                                                 *

  10(m)      Open-End Mortgage, dated January 15, 1990, on Worthington and Zanesville Facilities including first
             Amendment to Open-End Mortgage dated February 24, 1992                                                            *

  10(n)      Security Agreement between Worthington Foods, Inc. and Principal dated January 15, 1990 including
             First Amendment to Security Agreement dated February 24, 1992                                                     *


Exhibit
  No.                                              Description                                                        Location
-------                                            -----------                                                        --------
10(o)     First Amended and Restated Loan Agreement between Worthington Foods, Inc. and Huntington National
          Bank dated February 24, 1992                                                                                       *

10(p)     First Amendment to Second Amended and Restated Loan Agreement between Worthington Foods, Inc.
          and Huntington National Bank dated October 31, 1995                                                                +

10(r)     Worthington Foods, Inc. Incentive Stock Purchase Plan for Eligible Employees                                       -

10(x)     Collateral Assignment of License Agreement between Worthington Foods, Inc. and Huntington National
          Bank dated January 15, 1990                                                                                        *

10(ab)    Rights Agreement, dated as of June 13, 1995, between Worthington Foods, Inc. and National City Bank,
          as Rights Agent                                                                                                  +++

10(ac)    Certificate of Adjustment of Preferred Stock Purchase Rights                                                    ++++

10(ad)    Certificate of Adjustment of Preferred Stock Purchase Rights                                                      --

10(ae)    Certificate of Adjustment of Preferred Stock Purchase Rights                                                     ---

   11     Statement Regarding Computation of Earnings Per Share                                                        Page 29

   13     Annual Report to Shareholders                                                                            Pages 30-52

   22     Subsidiary of the Registrant                                                                                       *

   23     Consent of Ernst & Young LLP                                                                                 Page 53

   24     Power of Attorney                                                                                            Page 54

   27     Financial Data Schedules                                                                                Page 55 - 62



    * Incorporated by reference to the Registrant's S-1 registration statement filed February 26, 1992. (File No. 0-19887, Registration No. 33-45945) - Exhibit numbers herein are the same as those in the S-1 Registration Statement.

    = Incorporated by reference to the Registrant's Form 10-K filed March 17, 1994. (File No. 0-19887)

   ++ Incorporated by reference to the Registrant's Form S-8 filed May 12, 1995. (Registration No. 33-92222) (Exhibit 4)

  +++ Incorporated by reference to the Registrant's Form 8-K filed June 14, 1995. (File No. 0-19887) (Exhibit 1)

 ++++ Incorporated by reference to the Registrant's Form 8-K filed December 11, 1995. (File No. 0-19887) (Exhibit 99(a))

    +   Incorporated by reference to the Registrant's Form 10-K filed March
        28, 1996. (File No. 0-19887) (Exhibit number herein is the same as in Form 10-K filed March 28, 1996.)

    - Incorporated by reference to the Registrant's Form S-8 filed March 29, 1996. (Registration No. 333-2904) (Exhibit 4)

   -- Incorporated by reference to the Registrant's Form 8-K filed October 31, 1996. (File No. 0-19887) (Exhibit 99(a))

   ** Incorporated by reference to the Registrant's Form S-8 filed August 7, 1997. (Registration No. 333-33041)

 **** Incorporated by reference to the Registrant's Form 10-Q filed August 15, 1997. (File No. 0-19887) (Exhibit numbers herein are the same as those in Form 10-Q filed August 15, 1997.)

  --- Incorporated by reference to the Registrant's Form 8-K filed November 6, 1997. (File No. 0-19887) (Exhibit 99(a))