Form 10-Q
period 1998-04-03
WORTHINGTON FOODS INC /OH/
filed 1998-05-14
CIK 768978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 3, 1998
                                       or
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________


         Commission File Number: 0-19887



                             WORTHINGTON FOODS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                 OHIO                                  31-0733120
         ------------------------          ------------------------------------
         (State of incorporation)          (IRS Employer Identification Number)


         900 PROPRIETORS ROAD, WORTHINGTON, OH             43085
         -------------------------------------             -----
        (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code: (614) 885-9511



                                 Not Applicable
        ---------------------------------------------------------------
        (Former name, former address and formal fiscal year, if changed from last report.)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                          Outstanding at May 12, 1998
          ---------------------------               ---------------------------
          Common shares, no par value                       11,664,692


                            Exhibit Index at Page 13

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                      INDEX



                                                                                      Page No.
                                                                                      --------
    PART I   FINANCIAL INFORMATION

     Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -
                April 3, 1998 and December 31, 1997                                      3-4
              Condensed Consolidated Statements of Income -
                For the three month periods ended April 3, 1998 and April 4, 1997          5
              Condensed Consolidated Statements of Cash Flows -
                For the three month periods ended April 3, 1998 and April 4, 1997          6
              Notes to Condensed Consolidated Financial Statements                         7


     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 8-10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                   10



    PART II  OTHER INFORMATION                                                            11

     Item 1.   Legal Proceedings                                                          11
     Item 2.   Changes in Securities and Use of Proceeds                                  11
     Item 3.   Defaults Upon Senior Securities                                            11
     Item 4.   Submission of Matters to a Vote of Security Holders                        11
     Item 5.   Other Information                                                          11
     Item 6.   Exhibits and Reports on Form 8-K                                           11
     Signature                                                                            12
     Exhibit Index                                                                        13
             Exhibit 11 - Computation of Earnings Per Share                               14
             Exhibit 27 - Financial Data Schedule                                         15

ITEM 1.
FINANCIAL STATEMENTS


                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              4/3/98            12/31/97
                                                              ------            --------
                                                            (UNAUDITED)         (AUDITED)
                                                                   (000'S OMITTED)
ASSETS

Current Assets
  Cash .............................................          $ 1,531            $   714
  Accounts receivable less allowance ...............            8,693              9,755
  (1998 - $124; 1997 - $100)
  Inventories:
    Finished goods .................................           15,990             13,875
    Work in process ................................            1,265              1,038
    Raw materials ..................................            5,679              3,453
    Packaging materials and supplies ...............            2,171              1,668
                                                              -------            -------
                                                               25,105             20,034

  Income taxes refundable ..........................               --              1,230
  Prepaid expenses and other .......................            3,168              3,387
                                                              -------            -------
    Total Current Assets ...........................           38,497             35,120



Property, Plant and Equipment
    Land ...........................................              781                781
    Building and improvements ......................           26,103             25,712
    Machinery and equipment ........................           54,555             53,677
    Furniture and fixtures .........................            2,729              2,714
    Construction in progress .......................            2,076              1,768
                                                              -------            -------
                                                               86,244             84,652
    Less accumulated depreciation and amortization..           26,940             25,640
                                                              -------            -------
                                                               59,304             59,012


Goodwill ...........................................              594                675
Other intangible assets ............................              664                679
                                                              -------            -------
                                                                1,258              1,354

          TOTAL ASSETS .............................          $99,059            $95,486
                                                              =======            =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                4/3/98            12/31/97
                                                                                ------            --------
                                                                              (UNAUDITED)         (AUDITED)
                                                                                      (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks $1,813 in 1998
          and $1,292 in 1997) ......................................            $ 4,860            $ 4,731
    Accrued compensation ...........................................                518                513
    Other accrued expenses .........................................              2,945              2,262
    Current portion of long-term debt and capital lease obligations               2,286              2,501
    Income taxes ...................................................                  5                 --
                                                                                -------            -------
        Total Current Liabilities ..................................             10,614             10,007



Long-Term Liabilities
    Long-term debt and capital lease obligations ...................             23,133             22,333
    Deferred income taxes ..........................................              6,833              6,730
                                                                                -------            -------
        Total Long-Term Liabilities ................................             29,966             29,063



Shareholders' Equity
    Preferred shares, no par value, authorized  2,000,000 shares,
     none issued ...................................................                 --                 --
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
     issued 11,664,692 shares in 1998 and 11,580,507 in 1997 .......             11,665             11,580
    Additional paid-in capital .....................................             10,237             10,165
    Retained earnings ..............................................             36,577             34,671
                                                                                -------            -------
                                                                                 58,479             56,416
                                                                                -------            -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................            $99,059            $95,486
                                                                                =======            =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                                                                          THREE MONTHS ENDED
                                                                                          ------------------
                                                                                    4/3/98                     4/4/97
                                                                                    ------                     ------
                                                                                              (UNAUDITED)
                                                                                 (000'S OMITTED, EXCEPT PER SHARE DATA)

Net sales..............................................................             $31,310                   $26,489
Cost of goods sold.....................................................              17,963                    15,555
                                                                                    -------                   -------
   Gross profit........................................................              13,347                    10,934

Selling and distribution expenses......................................               7,889                     6,149
General and administrative expenses....................................                 959                       892
Research and development expenses......................................                 392                       373
                                                                                    -------                   -------
                                                                                      9,240                     7,414
                                                                                    -------                   -------
Income from operations.................................................               4,107                     3,520

Interest expense.......................................................                 451                       376
                                                                                    -------                   -------
Income before income taxes.............................................               3,656                     3,144

Provision for income taxes............................................                1,499                     1,289
                                                                                    -------                   -------
Net income.............................................................             $ 2,157                   $ 1,855
                                                                                    =======                   =======

Earnings per share:
     Basic.............................................................             $  0.19                   $  0.16
                                                                                    =======                   =======
     Diluted...........................................................             $  0.18                   $  0.16
                                                                                    =======                   =======

Dividends per share....................................................             $ .0215                   $  0.02
                                                                                    =======                   =======



Weighted average number of common and common equivalent shares used in computing earnings per share

     Basic.............................................................          11,644,570                11,459,442
     Diluted...........................................................          11,960,015                11,956,581



Note: 1997 share amounts have been adjusted to reflect the four-for-three share split in December, 1997.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                           4/3/98               4/4/97
                                                                           ------               ------
                                                                                   (UNAUDITED)
                                                                                 (000'S OMITTED)
Operating activities:
  Net income ..................................................            $ 2,157             $  1,855
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation .............................................              1,309                1,011
     Deferred income taxes ....................................                103                  140
     Amortization of intangible assets ........................                 89                  138
     Cash provided by (used for) current assets and liabilities:
      Accounts receivable .....................................              1,062                1,109
      Inventories .............................................             (5,070)              (4,865)
      Prepaid expenses and other ..............................                219               (1,154)
      Accounts payable and accrued expenses ...................                817               (1,446)
      Income taxes ............................................              1,235                1,106
     Decrease (increase) in other assets ......................                  7                   (9)
                                                                           -------             --------

  Net cash provided by (used for) operating activities ........              1,928               (2,115)


Investing activities:
  Purchases of property, plant and equipment, net .............             (1,601)              (3,872)
                                                                           -------             --------
  Net cash used for investing activities ......................             (1,601)              (3,872)


Financing activities:
  Proceeds from long-term borrowings ..........................              8,350               16,399
  Payments on long-term borrowings ............................             (7,766)             (10,627)
  Proceeds from the issuance of common shares .................                156                  353
  Dividends paid ..............................................               (250)                (216)
                                                                           -------             --------
  Net cash provided by financing activities ...................                490                5,909



Net increase (decrease) in cash ...............................                817                  (78)
Cash at beginning of period ...................................                714                  811
                                                                           -------             --------
Cash at end of period .........................................            $ 1,531             $    733
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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month period ended April 3, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The accompanying condensed consolidated financial statements (unaudited) are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-19887) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed. The Company's policy is that each fiscal year includes four, thirteen week periods.


2. The Board of Directors at its April 21, 1998 meeting declared a $0.0215 per share dividend payable July 31, 1998 to shareholders of record June 19, 1998.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                                          Three Months Ended
                                                          ------------------
                                                       4/3/98            4/4/97
                                                       ------            ------

Net sales ................................              100.0%            100.0%
Cost of goods sold .......................               57.4              58.7
                                                        -----             -----
  Gross profit ...........................               42.6              41.3

Selling and distribution expenses ........               25.2              23.2
General and administrative expenses ......                3.0               3.4
Research and development expenses ........                1.3               1.4
                                                        -----             -----
                                                         29.5              28.0
                                                        -----             -----
Income from operations ...................               13.1              13.3

Interest expense .........................                1.4               1.4
                                                        -----             -----
Income before income taxes ...............               11.7              11.9

Provision for income taxes ...............                4.8               4.9
                                                        -----             -----

Net income ...............................                6.9%              7.0%
                                                        =====             =====

Provision for income taxes as a percentage
 of income before income taxes ...........               41.0%             41.0%
                                                        =====             =====



FIRST QUARTER OF 1998 COMPARED TO 1997

Net sales for the first quarter ended April 3, 1998 increased approximately $4,821,000 or 18.2% over the similar prior year period. Net sales in the first quarter of 1998 to the Company's Specialty Markets (Seventh-day Adventist, Health Food, and International) increased approximately $1,269,000 or 16.0% over the similar prior year period. This increase is attributable to strong sales in both the Seventh-day Adventist and International markets which increased approximately $372,000 and $745,000 or 8.7% and 60.7% over the similar prior year period. The majority of these increases can be attributed to the timing of orders as some customers bought prior to the Company's moderate price increase that went into affect on April 1, 1998.

Net sales to Foodservice operations for the first quarter of 1998 increased approximately $991,000 or 32.0% over the similar prior year period. This increase is the result of sales gains to existing accounts combined with several new customers. Specific growth strategies for the foodservice category which were developed at the beginning of 1997 continue to be implemented.

Net sales of Morningstar Farms(R) products to supermarkets in the first quarter of 1998 increased approximately $2,561,000 or 16.6% over the similar prior year period. Net sales of Morningstar Farms meat alternative products in the first quarter of 1998 increased approximately $3,061,000 or 24.3% over the similar prior year period. This sales gain is the result of increased retail movement, increased distribution in supermarkets, and solid acceptance of new and existing products. America's Original Veggie Dog(TM), which was introduced earlier this year, is currently available in approximately 33% of the nation's supermarkets and initial acceptance has been very positive for this item. The Company's entry into the refrigerated meat case began in the first quarter of 1998 with the rollout of five refrigerated products in Modified Atmosphere Packaging (MAP). Three regional sales managers were recently hired to focus specifically on expanding market penetration for these innovative products. The Company expects these MAP items to contribute to sales growth in 1998 and beyond. Net sales of Morningstar Farms frozen egg substitutes for the first quarter of 1998 decreased approximately $500,000 or 17.5% from the similar prior year period.

Gross profit as a percentage of net sales for the first quarter of 1998 increased from 41.3% in 1997 to 42.6% in 1998. The improved gross profit percentage is the result of higher production levels, contributions from ongoing programs to control variable costs, and additional manufacturing efficiencies gained at both the Worthington and Zanesville facilities.

Selling and distribution expenses for the first quarter of 1998 increased as a percentage of net sales from 23.2% in 1997 to 25.2% in 1998. Aggressive marketing and advertising expenditures were made during the first quarter of 1998 to leverage the Company's market leadership position in meat alternative products. Several significant marketing programs will be implemented in the second quarter of 1998 to attempt to raise the awareness of the Company's products among consumers and also reach the Company's target market in the most efficient manner. General and administrative expenses for the first quarter of 1998 decreased as a percentage of net sales from 3.4% in 1997 to 3.0% in 1998, and is a result of efficiencies gained through higher sales volume. Research and development expenses were comparable to prior year percentages.

Interest expense for the first quarter of 1998 increased approximately $75,000 or 19.9% over the similar prior year period due to higher average borrowing levels associated with increased inventory levels to support future sales growth and the $11,500,000 capital expansion project at Zanesville which was completed during September, 1997.

Net income for the first quarter of 1998 increased approximately $302,000 or 16.3% over the similar prior year period. This increase is primarily attributable to increased sales and an increased gross profit percentage, partially offset by higher selling, general and administrative expenses as a percentage of net sales.


LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated from operations and a $25,000,000 revolving credit facility as its principal sources of liquidity. As of May 12, 1998, $6,850,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

As of May 12, 1998, the additional $6,000,000 expansion at the Zanesville facility, which will allow the Company to produce America's Original Veggie Dog and future refrigerated products had not begun. The project is still expected to be completed by October, 1998, and will be funded through cash generated from operations and the revolving credit facility.

Net cash provided by operating activities during the first quarter of 1998 increased from the similar prior year period, primarily due to an increase in net income and changes in operating assets and liabilities.

Net cash used for investing activities during the first quarter of 1998 decreased from the similar prior year period, primarily due to lower expenditures for property, plant and equipment at Zanesville. In the first quarter of 1997, the Company had begun the $11,500,000 expansion at the Zanesville facility.

Net cash provided by financing activities during the first quarter of 1998 decreased from the similar prior year period, primarily due to lower capital expenditures for property, plant and equipment which was partially offset by higher inventory levels to support future sales growth.


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

YEAR 2000

The Company has developed preliminary plans to address the possible exposures related to the impact on its computer and operating systems of the year 2000. Key financial and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. The Company expects that these modifications will be addressed and completed by January 1, 1999. The Company has also established a preliminary plan to determine the significance of its suppliers in addressing year 2000 compliance. The financial impact of making the required changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are not historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, price competition, the ability to deliver products with acceptable profit margins, risks inherent in International development, success of the Company's new user marketing strategy, capital expenditure amounts, uninsured product liability, unforeseen technological issues associated with Year 2000, and other factors described in detail in the Company's filings with the Securities and Exchange Commission and communication to shareholders.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II. OTHER INFORMATION



         Item 1.   Legal Proceedings
                      Not Applicable


         Item 2.   Changes in Securities and Use of Proceeds
                      Not Applicable


         Item 3.   Defaults Upon Senior Securities
                      Not Applicable


         Item 4.   Submission of Matters to a Vote of Security Holders
                      On April 21, 1998, the Annual Meeting of Shareholders was held. The following directors were elected:

                              For           Withheld        Votes Not Cast       Broker Non-Votes
                              ---           --------        --------------       ----------------

Roger D. Blackwell          9,430,560        36,326            2,196,508               --
Donald G. Orrick            9,426,115        40,771            2,196,508               --
Dale E. Twomley             9,434,753        32,133            2,196,508               --

                      The following directors continued their term of office:
                      Emil J. Brolick, Allan R. Buller, George T. Harding, IV, Francisco J. Perez, William D. Parker, and Donald B. Shackelford.


         Item 5.   Other Information
                      Not Applicable


         Item 6.   Exhibits and Reports on Form 8-K
                      (a)   Exhibits
                            Exhibit 11.  Computation of Earnings Per Share
                            Exhibit 27.  Financial Data Schedule

                      (b) No report on Form 8-K was filed during the fiscal quarter ended April 3, 1998.

                                    SIGNATURE






        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     WORTHINGTON FOODS, INC.
                                                     -----------------------
                                                           (Registrant)




        Date:   May 14, 1998                   By:   /S/ WILLIAM T. KIRKWOOD
             -----------------                     ---------------------------
                                                       William T. Kirkwood
                                                   Executive Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX





Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended April 3, 1998.



      Exhibit No.                                                Page No.
      -----------                                                --------

         11         Computation of Earnings Per Share               14

         27         Financial Data Schedule                         15