Form 10-Q
period 1998-07-03
WORTHINGTON FOODS INC /OH/
filed 1998-08-06
CIK 768978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 1998
                                                             or
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________


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


                   900 PROPRIETORS ROAD, WORTHINGTON, OH 43085
       ---------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (614) 885-9511



                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at July 29, 1998
 ---------------------------                ----------------------------
 Common shares, no par value                          11,750,859


                            Exhibit Index at Page 14

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                      Page No.
                                                                                                      --------
    PART I   FINANCIAL INFORMATION

      Item 1.Financial Statements

                   Condensed Consolidated Balance Sheets -
                     July 3, 1998 and December 31, 1997..............................................    3-4

                   Condensed Consolidated Statements of Income -
                     For the three month and six month periods ended July 3, 1998 and July 4, 1997...     5

                   Condensed Consolidated Statements of Cash Flows -
                     For the six month periods ended July 3, 1998 and July 4, 1997...................     6

                   Notes to Condensed Consolidated Financial Statements..............................     7


      Item 2.Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................    8-11

      Item 3.Quantitative and Qualitative Disclosures About Market Risk..............................     11


    PART II  OTHER INFORMATION.......................................................................     12
      Item 1.    Legal Proceedings...................................................................     12

      Item 2.    Changes in Securities and Use of Proceeds...........................................     12

      Item 3.    Defaults Upon Senior Securities.....................................................     12

      Item 4.    Submission of Matters to a Vote of Security Holders.................................     12

      Item 5.    Other Information...................................................................     12

      Item 6.    Exhibits and Reports on Form 8-K....................................................     12

      Signature    ..................................................................................     13

      Exhibit Index..................................................................................     14

             Exhibit 11 - Computation of Earnings Per Share..........................................     15

             Exhibit 27 - Financial Data Schedule....................................................     16

ITEM 1.
FINANCIAL STATEMENTS
--------------------


                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            7/3/98      12/31/97
                                                            ------      --------
                                                          (UNAUDITED)  (AUDITED)
                                                               (000'S OMITTED)
ASSETS

Current Assets
    Cash .............................................     $  1,521     $   714
    Accounts receivable less allowance ...............        9,601       9,755
      (1998 - $148; 1997 - $100)
    Inventories:
        Finished goods ...............................       16,614      13,875
        Work in process ..............................        1,506       1,038
        Raw materials ................................        5,882       3,453
        Packaging materials and supplies .............        2,455       1,668
                                                           --------     -------
                                                             26,457      20,034

    Income taxes refundable ..........................          206       1,230
    Prepaid expenses and other .......................        4,524       3,387
                                                           --------     -------
        Total Current Assets .........................       42,309      35,120



    Property, Plant and Equipment
        Land .........................................          781         781
        Building and improvements ....................       26,436      25,712
        Machinery and equipment ......................       55,533      53,677
        Furniture and fixtures .......................        2,745       2,714
        Construction in progress .....................        2,146       1,768
                                                           --------     -------
                                                             87,641      84,652
        Less accumulated depreciation and
         amortization ................................       28,252      25,640
                                                           --------     -------
                                                             59,389      59,012


    Goodwill .........................................          513         675
    Other intangible assets ..........................          643         679
                                                           --------     -------
                                                              1,156       1,354

              TOTAL ASSETS ...........................     $102,854     $95,486
                                                           ========     =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                           7/3/98    12/31/97
                                                                           ------    --------
                                                                         (UNAUDITED) (AUDITED)
                                                                             (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks of $1,476 in 1998
          and $1,292 in 1997) ......................................     $  6,058     $ 4,731
    Accrued compensation ...........................................          711         513
    Other accrued expenses .........................................        3,428       2,262
    Current portion of long-term debt and capital lease
     obligations ...................................................        2,067       2,501
                                                                         --------     -------
        Total Current Liabilities ..................................       12,264      10,007



Long-Term Liabilities
    Long-term debt and capital lease obligations ...................       22,083      22,333
Deferred income taxes ..............................................        7,038       6,730
                                                                         --------     -------
        Total Long-Term Liabilities ................................       29,121      29,063



Shareholders' Equity
    Preferred shares, no par value, authorized  2,000,000 shares,
         none issued ...............................................           --          --
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
         issued 11,746,081 shares in 1998 and 11,580,507 in 1997 ...       11,746      11,580
    Additional paid-in capital .....................................       10,529      10,165
    Retained earnings ..............................................       39,194      34,671
                                                                         --------     -------
                                                                           61,469      56,416
                                                                         --------     -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................     $102,854     $95,486
                                                                         ========     =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                          ------------------      ----------------
                                          7/3/98      7/4/97     7/3/98       7/4/97
                                          ------      ------     ------       ------
                                                          (UNAUDITED)
                                            (000'S OMITTED, EXCEPT PER SHARE DATA)
Net sales ..........................     $36,038     $31,398     $67,348     $57,887
Cost of goods sold .................      19,814      17,947      37,777      33,502
                                         -------     -------     -------     -------
   Gross profit ....................      16,224      13,451      29,571      24,385

Selling and distribution expenses ..       9,634       7,581      17,523      13,730
General and administrative
 expenses ..........................         866         892       1,825       1,784
Research and development expenses ..         420         333         812         706
                                         -------     -------     -------     -------
                                          10,920       8,806      20,160      16,220
                                         -------     -------     -------     -------
Income from operations .............       5,304       4,645       9,411       8,165

Interest expense ...................         440         411         891         787
                                         -------     -------     -------     -------
Income before income taxes .........       4,864       4,234       8,520       7,378

Provision for income taxes .........       1,994       1,699       3,493       2,988
                                         -------     -------     -------     -------
Net income .........................     $ 2,870     $ 2,535     $ 5,027     $ 4,390
                                         =======     =======     =======     =======

Earnings per share:
     Basic .........................     $  0.25     $  0.22     $  0.43     $  0.38
                                         =======     =======     =======     =======
     Diluted .......................     $  0.24     $  0.21     $  0.42     $  0.37
                                         =======     =======     =======     =======

Dividends per share ................     $0.0215     $  0.02     $ 0.043     $  0.04
                                         =======     =======     =======     =======



Weighted average number of common
and common equivalent shares used in
computing earnings per share

     Basic .........................  11,723,816  11,517,857   11,683,762  11,488,176
     Diluted .......................  12,088,541  12,006,918   12,024,979  11,981,971



Note: 1997 share amounts have been adjusted to reflect the four-for-three share split in December, 1997.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       SIX MONTHS ENDED
                                                                       ----------------
                                                                     7/3/98         7/4/97
                                                                     ------         ------
                                                                          (UNAUDITED)
                                                                        (000'S OMITTED)
Operating activities:
  Net income ..................................................     $  5,027      $  4,390
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation ..............................................        2,645         2,139
     Deferred income taxes ....................................          308           277
    Amortization of intangible assets .........................          161           178
    Cash provided by (used for) current assets and liabilities:
      Accounts receivable .....................................          154        (2,067)
      Inventories .............................................       (6,423)       (5,257)
      Prepaid expenses and other ..............................       (1,137)       (1,367)
      Accounts payable and accrued expenses ...................        2,691         1,616
      Income taxes ............................................        1,023         1,021
    Decrease in other assets ..................................           37            69
                                                                    --------      --------

  Net cash provided by operating activities ...................        4,486           999


Investing activities:
  Purchases of property, plant and equipment, net .............       (3,021)       (7,972)
                                                                    --------      --------
  Net cash used for investing activities ......................       (3,021)       (7,972)


Financing activities:
  Proceeds from long-term borrowings ..........................       24,200        40,199
  Payments on long-term borrowings ............................      (24,884)      (32,933)
  Proceeds from the issuance of common shares .................          529           382
  Dividends paid ..............................................         (503)         (432)
                                                                    --------      --------
  Net cash (used for) provided by financing activities ........         (658)        7,216



Net increase in cash ..........................................          807           243
Cash at beginning of period ...................................          714           811
                                                                    --------      --------
Cash at end of period .........................................     $  1,521      $  1,054
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

         The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month and six month periods ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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


2. The Board of Directors at its July 21, 1998 meeting declared a $0.0215 per share dividend payable October 30, 1998 to shareholders of record September 18, 1998.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------


RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                              ------------------     ----------------
                                              7/3/98     7/4/97     7/3/98     7/4/97
                                              ------     ------     ------     ------
Net sales ................................     100.0%     100.0%     100.0%     100.0%
Cost of goods sold .......................      55.0       57.2       56.1       57.9
                                               -----      -----      -----      -----
  Gross profit ...........................      45.0       42.8       43.9       42.1

Selling and distribution expenses ........      26.7       24.1       26.0       23.7
General and administrative expenses ......       2.4        2.8        2.7        3.1
Research and development expenses ........       1.2        1.1        1.2        1.2
                                               -----      -----      -----      -----
                                                30.3       28.0       29.9       28.0
                                               -----      -----      -----      -----
Income from operations ...................      14.7       14.8       14.0       14.1

Interest expense .........................       1.2        1.3        1.3        1.4
                                               -----      -----      -----      -----
Income before income taxes ...............      13.5       13.5       12.7       12.7

Provision for income taxes ...............       5.5        5.4        5.2        5.2
                                               -----      -----      -----      -----
Net income ...............................       8.0%       8.1%       7.5%       7.5%
                                               =====      =====      =====      =====
Provision for income taxes as a percentage
of income before income taxes ............      41.0%      40.1%      41.0%      40.5%
                                               =====      =====      =====      =====

SECOND QUARTER OF 1998 COMPARED TO 1997

Net sales for the second quarter and six month period ended July 3, 1998 increased approximately $4,640,000 and $9,461,000 or 14.8% and 16.3% over the similar prior year periods. Net sales for the second quarter of 1998 to the Company's Specialty Markets (Seventh-day Adventist, Health Food, and International) decreased approximately $246,000 or 2.3% from the similar prior year period. This decrease is primarily attributable to lower International sales for the quarter due to the timing of customer orders. For the six month period, net sales to the Company's Specialty Markets increased approximately $1,023,000 or 5.6% over the similar prior year period. The six month increase in sales is more in line with Company expectations.

Net sales to Foodservice operations for the second quarter and six month period of 1998 increased approximately $1,520,000 and $2,511,000 or 47.1% and 40.0%
over the similar prior year periods. Foodservice continues to benefit from increased sales to existing accounts as well as several new customers. Strong business relationships that have been created by the Company's sales force with the decision makers in foodservice operations are expected to continue to increase sales.

Net sales of Morningstar Farms(R) products to supermarkets in the second quarter and six month period of 1998 increased approximately $3,365,000 and $5,926,000 or 19.1% and 17.9% over the similar prior year periods. Net sales of Morningstar Farms meat alternative products in the second quarter and six month period of 1998 increased approximately $3,599,000 and $6,660,000 or 23.5% and 23.9% over the similar prior year periods. The gain in sales continues to be attributed to increased retail movement, increased distribution in supermarkets, and solid acceptance of new and existing products. Distribution for America's Original Veggie Dogs(TM) and Meat-free Corn Dogs continues to increase as initial customer acceptance has been better than anticipated. The Company will be introducing MSF Meat-free Buffalo Wings during the third quarter. These spicy appetizers will start to appear on the frozen shelves of supermarkets in time for the fall finger-food season. The Company's entry into the refrigerated meat case began in the first quarter of 1998 with the rollout of five refrigerated products in Modified Atmosphere Packaging (MAP). Sales of these products are less than the Company projected at the beginning of the year, as there continues to be out-of-stock problems with the meat case managers. The Company strongly believes the concept is right and is working through the execution problems at retail. Net sales of Morningstar Farms frozen egg substitutes for the second quarter and six month period of 1998 decreased approximately $233,000 and $733,000 or 9.8% and 14.0% from the similar prior year periods.

Gross profit as a percentage of net sales for the second quarter of 1998 increased from 42.8% in 1997 to 45.0% in 1998. For the six month period of 1998, gross profit increased from 42.1% in 1997 to 43.9% in 1998. The increased gross profit percentages are primarily attributable to the 3% price increase implemented at the beginning of the second quarter, relatively stable material prices, and ongoing efforts from the Company's consulting programs to control variable costs and improve manufacturing efficiencies.

Selling and distribution expenses as a percentage of net sales for the second quarter and six month period of 1998 increased from 24.1% and 23.7% in 1997 to 26.7% and 26.0% in 1998. Aggressive marketing and advertising expenditures were made during the first half of 1998 to leverage the Company's market leadership position in meat alternative products. Several significant advertising and promotional programs were implemented during the second quarter of 1998 to attempt to raise the awareness of the Company's products among consumers and also reach the Company's target market in the most efficient manner. This resulted in increased sales and distribution of the Company's products. General and administrative expenses for the second quarter and six month period of 1998 decreased as a percentage of net sales from 2.8% and 3.1% in 1997 to 2.4% and 2.7% in 1998. This decrease is primarily the result of efficiencies gained through higher sales volume. Research and development expenses remain comparable to prior year percentages.

Interest expense for the second quarter and six month period of 1998 increased approximately $29,000 and $104,000 or 7.1% and 13.2% over the similar prior year periods. The increase is attributed to higher average borrowing levels associated with increased inventory levels to support future sales growth and the $11,500,000 capital expansion project at Zanesville which was completed during September, 1997.

Net income for the second quarter and six month period of 1998 increased approximately $335,000 and $637,000 or 13.2% and 14.5% over the similar prior year periods. This increase is the result of increased sales and increased gross profit percentages, partially offset by higher selling, general and administrative expenses as a percentage of net sales, higher interest costs and a higher tax rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated from operations and a $25,000,000 revolving credit facility as its principal sources of liquidity. As of July 29, 1998, $8,225,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

Due to the research and technology of refrigerated products not yet being complete, the Company has postponed the $6,000,000 expansion at Zanesville to produce America's Original Veggie Dogs and future refrigerated products. The Company plans on spending approximately $7,500,000 to expand the frozen distribution center in Zanesville. This expansion will allow the Company to maintain higher finished goods inventory to support future sales growth. Approximately $4,000,000 of the $7,500,000 will be spent during 1998 with the remainder being spent in 1999. The distribution center expansion is expected to be completed early in the second quarter of 1999 and will be funded through cash generated from operations and the revolving credit facility. As of July 29, 1998, none of the $7,500,000 had been spent.

Net cash provided by operating activities for the six month period of 1998 increased over the similar prior year period due to an increase in net income and changes in operating assets and liabilities.

Net cash used for investing activities during the six month period of 1998 decreased from the similar prior year period, primarily due to lower expenditures for property, plant and equipment at Zanesville. During the first six months of 1997, the Company had begun the $11,500,000 expansion project at the Zanesville facility.

Net cash used for financing activities for the six month period of 1998 increased from the similar prior year period, primarily due to lower borrowings for capital expenditures of property, plant and equipment and increased cash from operations which was used to pay debt.


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


YEAR 2000

The Company has developed preliminary plans to address the possible exposures related to the impact on its computer and operating systems of the year 2000. Key financial and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. The Company expects that these modifications will be addressed and completed by January 1, 1999. The Company has also established a preliminary plan to determine the status of its suppliers in addressing their year 2000 compliance. The financial impact of making the required changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

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



ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

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

                      Not Applicable


         Item 3.   Defaults Upon Senior Securities

                      Not Applicable


         Item 4.   Submission of Matters to a Vote of Security Holders

                        Not Applicable


         Item 5.   Other Information

                      As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders must submit such proposal to the Company not later than November 17, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to January 30, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.


         Item 6.   Exhibits and Reports on Form 8-K

                      (a) Exhibits
                          Exhibit 11.  Computation of Earnings Per Share
                          Exhibit 27.  Financial Data Schedule

                      (b) No report on Form 8-K was filed during the fiscal
                          quarter ended July 3, 1998.

                                    SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     WORTHINGTON FOODS, INC.
                                                   ----------------------------
                                                          (Registrant)




        Date:   August 5, 1998                 By: /S/ WILLIAM T. KIRKWOOD
             -------------------                   ----------------------------
                                                       William T. Kirkwood
                                                   Executive Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended July 3, 1998.



      Exhibit No.                                        Page No.
      -----------                                        --------

          11     Computation of Earnings Per Share          15

          27     Financial Data Schedule                    16