Form 10-Q
period 1998-10-02
WORTHINGTON FOODS INC /OH/
filed 1998-11-13
CIK 768978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended October 2, 1998

                                       or

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from _________ to_________


      Commission File Number: 0-19887



                             WORTHINGTON FOODS, INC.
             (Exact name of registrant as specified in its charter)

        OHIO                                            31-0733120
------------------------                     -----------------------------------
(State of incorporation)                     IRS Employer Identification Number)


              900 PROPRIETORS ROAD, WORTHINGTON, OH       43085
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


       Registrant's telephone number, including area code: (614) 885-9511



                                 Not Applicable
                -------------------------------------------------
      (Former name, former address and formal fiscal year, if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                  Outstanding at November 2, 1998
---------------------------                     -------------------------------
Common shares, no par value                                12,316,790


                            Exhibit Index at Page 15

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                      INDEX





                                                                                                                 Page No.
                                                                                                                 --------
    PART I   FINANCIAL INFORMATION

      Item 1.Financial Statements
               Condensed Consolidated Balance Sheets -
                 October 2, 1998 and December 31, 1997.........................................................     3-4
               Condensed Consolidated Statements of Income -
                 For the three month and nine month periods ended October 2, 1998
                 and October 3, 1997...........................................................................      5
               Condensed Consolidated Statements of Cash Flows -
                 For the nine month periods ended October 2, 1998 and October 3, 1997..........................      6
               Notes to Condensed Consolidated Financial Statements............................................      7


      Item 2.Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................................................    8-12

      Item 3.Quantitative and Qualitative Disclosures About Market Risk........................................     12



    PART II  OTHER INFORMATION.................................................................................     13
      Item 1.    Legal Proceedings.............................................................................     13
      Item 2.    Changes in Securities and Use of Proceeds.....................................................     13
      Item 3.    Defaults Upon Senior Securities...............................................................     13
      Item 4.    Submission of Matters to a Vote of Security Holders...........................................     13
      Item 5.    Other Information.............................................................................     13
      Item 6.    Exhibits and Reports on Form 8-K..............................................................     13
      Signature    ............................................................................................     14
      Exhibit Index............................................................................................     15
             Exhibit 11 - Computation of Earnings Per Share....................................................     16
             Exhibit 27 - Financial Data Schedule..............................................................     17

ITEM 1.
FINANCIAL STATEMENTS
--------------------


                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  10/2/98                     12/31/97
                                                                                  -------                     --------
                                                                                (UNAUDITED)                   (AUDITED)
                                                                                             (000'S OMITTED)
ASSETS

Current Assets
    Cash..........................................................                $  1,694                    $   714
    Accounts receivable less allowance............................                   8,046                      9,755
      (1998 - $172; 1997 - $100
    Inventories:
        Finished goods............................................                  16,282                     13,875
        Work in process...........................................                   1,518                      1,038
        Raw materials.............................................                   5,011                      3,453
        Packaging materials and supplies..........................                   2,662                      1,668
                                                                                  --------                    -------
                                                                                    25,473                     20,034

    Income taxes refundable.......................................                     447                      1,230
    Prepaid expenses and other....................................                   7,052                      3,387
                                                                                  --------                    -------
        Total Current Assets......................................                  42,712                     35,120


    Property, Plant and Equipment                                                   90,589                     84,652
        Less accumulated depreciation and amortization............                  29,500                     25,640
                                                                                  --------                    -------
                                                                                    61,089                     59,012


    Goodwill......................................................                     433                        675
    Other intangible assets.......................................                     656                        679
                                                                                  --------                    -------
                                                                                     1,089                      1,354

              TOTAL ASSETS........................................                $104,890                    $95,486
                                                                                  ========                    =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                          10/2/98              12/31/97
                                                                                          -------              --------
                                                                                        (UNAUDITED)             (AUDITED)
                                                                                                  (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks of $1,690 in 1998
          and $1,292 in 1997)...................................................         $  5,871              $  4,731
    Accrued compensation........................................................              693                   513
    Other accrued expenses......................................................            2,223                 2,262
    Current portion of long-term debt and capital lease obligations.............            1,845                 2,501
                                                                                         --------               -------
        Total Current Liabilities...............................................           10,632                10,007



Long-Term Liabilities
    Long-term debt and capital lease obligations...............................            23,233                22,333
Deferred income taxes...........................................................            7,191                 6,730
                                                                                         --------               -------
        Total Long-Term Liabilities............................................            30,424                29,063



Shareholders' Equity
    Preferred shares, no par value, authorized  2,000,000 shares,
         none issued............................................................                -                     -
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
         issued 11,809,066 shares in 1998 and 11,580,507 in 1997                           11,809                11,580
    Additional paid-in capital..................................................           10,766                10,165
    Retained earnings...........................................................           41,259                34,671
                                                                                         --------               -------
                                                                                           63,834                56,416
                                                                                         --------               -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................           $104,890               $95,486
                                                                                         ========               =======





The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                         ------------------                           -----------------
                                                   10/2/98               10/3/97                 10/2/98            10/3/97
                                                   -------               -------                 -------            -------
                                                                                   (UNAUDITED)
                                                                     (000'S OMITTED, EXCEPT PER SHARE DATA)
Net sales..................................          $34,838             $28,805                $102,186            $86,692
Cost of goods sold.........................           19,473              16,259                  57,251             49,761
                                                     -------             -------                 -------            -------
   Gross profit............................           15,365              12,546                  44,935             36,931

Selling and distribution expenses..........            9,661               7,129                  27,184             20,859
General and administrative expenses........              923                 765                   2,748              2,549
Research and development expenses..........              435                 331                   1,246              1,037
                                                     -------             -------                 -------            -------
                                                      11,019               8,225                  31,178             24,445
                                                     -------             -------                 -------            -------
Income from operations.....................            4,346               4,321                  13,757             12,486

Interest expense...........................              411                 356                   1,302              1,143
                                                         ---                 ---                   -----              -----
Income before income taxes.................            3,935               3,965                  12,455             11,343

Provision for income taxes.................            1,616               1,606                   5,109              4,594
                                                     -------             -------                 -------            -------
Net income.................................          $ 2,319             $ 2,359                 $ 7,346            $ 6,749
                                                     =======             =======                 =======            =======

Earnings per share:
     Basic.................................          $  0.20             $  0.20                 $  0.63            $  0.59
                                                     =======             =======                 =======            =======
     Diluted...............................          $  0.19             $  0.19                 $  0.61            $  0.56
                                                     =======             =======                 =======            =======

Dividends per share........................          $0.0215             $  0.02                 $0.0645            $  0.06
                                                     =======             =======                 =======            =======


Weighted average number of common
and common equivalent shares used in
computing earnings per share

     Basic..................................      11,768,487          11,534,850              11,711,798         11,503,565
     Diluted................................      12,164,772          12,053,751              12,075,900         12,007,110



Note: 1997 share amounts have been adjusted to reflect the four-for-three share split in December, 1997.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                    NINE MONTHS ENDED
                                                                                                    -----------------
                                                                                              10/2/98              10/3/97
                                                                                              -------              -------
                                                                                                       (UNAUDITED)
                                                                                                     (000'S OMITTED)
Operating activities:
  Net income.......................................................................            $ 7,346             $ 6,749
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation...................................................................              4,001               3,206
     Deferred income taxes.........................................................                461                 410
    Amortization of intangible assets..............................................                242                 268
    Cash provided by (used for) current assets and liabilities:
      Accounts receivable..........................................................              1,708                (190)
      Inventories..................................................................             (5,439)             (5,653)
      Prepaid expenses and other...................................................             (3,664)             (1,531)
      Accounts payable and accrued expenses........................................              1,281                  62
      Income taxes.................................................................                782                 815
    Decrease in other assets.......................................................                 24                  99
                                                                                               -------             -------

  Net cash provided by operating activities........................................              6,742               4,235


Investing activities:
  Purchases of property, plant and equipment, net..................................             (6,078)            (11,792)
                                                                                               -------             -------
  Net cash used for investing activities...........................................             (6,078)            (11,792)


Financing activities:
  Proceeds from long-term borrowings...............................................             64,995              50,999
  Payments on long-term borrowings...............................................              (64,751)            (43,017)
  Proceeds from the issuance of common shares......................................                829                 532
  Dividends paid...................................................................               (757)               (648)
                                                                                               -------             -------
  Net cash provided by financing activities.......................................                 316               7,866



Net increase in cash...............................................................                980                 309
Cash at beginning of period........................................................                714                 811
                                                                                               -------             -------
Cash at end of period..............................................................            $ 1,694             $ 1,120
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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month and nine month periods ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
---------------------------------------------------------------------------
OPERATIONS
----------




RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         ------------------              -----------------
                                                                        10/2/98      10/3/97          10/2/98       10/3/97
                                                                        -------      -------          -------       -------

         Net sales............................................            100.0%      100.0%            100.0%       100.0%
         Cost of goods sold...................................             55.9         56.4             56.0         57.4
                                                                           ----         ----            -----         ----
           Gross profit.......................................             44.1         43.6             44.0         42.6
         Selling and distribution expenses....................             27.7         24.8             26.6         24.1
         General and administrative expenses..................              2.7          2.7              2.7          2.9
         Research and development expenses....................              1.2          1.1              1.2          1.2
                                                                           ----         ----             ----         ----
                                                                           31.6         28.6             30.5         28.2
                                                                           ----         ----            -----         ----
         Income from operations...............................             12.5         15.0             13.5         14.4
         Interest expense.....................................              1.2          1.2              1.3          1.3
                                                                           ----         ----             ----         ----
         Income before income taxes...........................             11.3         13.8             12.2         13.1
         Provision for income taxes...........................              4.6          5.6              5.0          5.3
                                                                           ----         ----             ----         ----
         Net income...........................................              6.7%         8.2%             7.2%         7.8%
                                                                           ====         ====             ====         ====
         Provision for income taxes as a percentage
         of income before income taxes........................             41.1%        40.5%            41.0%        40.5%
                                                                           ====         ====             ====         ====

THIRD QUARTER OF 1998 COMPARED TO 1997

Net sales for the third quarter and nine month period ended October 2, 1998 increased approximately $6,033,000 and $15,494,000 or 20.9% and 17.9% over the similar prior year periods. Net sales for the third quarter of 1998 to the Company's Specialty Markets (Seventh-day Adventist, Health Food, and International) decreased approximately $338,000 or 3.9% from the similar prior year period. This decrease is primarily attributable to lower International sales for the quarter due to the timing of customer orders. For the nine month period, net sales to the Company's Specialty Markets increased approximately $685,000 or 2.5% over the similar prior year period. The nine month increase in sales is more in line with Company expectations.

Net sales to Foodservice operations for the third quarter and nine month period of 1998 increased approximately $1,202,000 and $3,714,000 or 33.3% and 37.5%
over the similar prior year periods. Foodservice continues to benefit from increased sales to existing accounts as well as several new customers. Strong business relationships that have been created by the Company's sales force with the decision makers in foodservice operations are expected to continue to increase sales.

Net sales of Morningstar Farms(R) products to supermarkets in the third quarter and nine month period of 1998 increased approximately $5,169,000 and $11,096,000 or 31.2% and 22.3% over the similar prior year periods. Net sales of Morningstar Farms meat alternative products in the third quarter and nine month period of 1998 increased approximately $5,024,000 and $11,683,000 or 34.1% and 27.4% over the similar prior year periods. The gain in sales continues to be attributed to increased retail movement, increased distribution in supermarkets, and solid acceptance of new and existing products. Distribution for America's Original Veggie Dogs(TM) and Meat-free Corn Dogs continues to increase as initial customer acceptance has been better than anticipated. The Company will be introducing MSF Meat-free Buffalo Wings and Hard Rock Cafe(R) All Natural Veggie Burgers during the fourth quarter. The Buffalo Wings are already appearing on the frozen shelves of supermarkets while the Hard Rock Burger will be focused on the younger generation of consumers. Net sales of Morningstar Farms frozen egg substitutes for the third quarter of 1998 increased approximately $146,000 or 8.1% and for the nine month period decreased approximately $588,000 or 8.4% from the similar prior year periods.

Gross profit as a percentage of net sales for the third quarter of 1998 increased from 43.6% in 1997 to 44.1% in 1998. For the nine month period of 1998, gross profit increased from 42.6% in 1997 to 44.0% in 1998. The increased gross profit percentages are primarily attributable to the 3% price increase implemented at the beginning of the second quarter, relatively stable material prices, and ongoing efforts from the Company's consulting programs to control variable costs and improve manufacturing efficiencies.

Selling and distribution expenses as a percentage of net sales for the third quarter and nine month period of 1998 increased from 24.8% and 24.1% in 1997 to 27.7% and 26.6% in 1998. Aggressive marketing and advertising expenditures have been made during 1998 to leverage the Company's market leadership position in meat alternative products. Several significant advertising and promotional programs were implemented during the second and third quarters of 1998 to attempt to raise the awareness of the Company's products among consumers and also reach the Company's target market in the most efficient manner. This resulted in increased sales and distribution of the Company's products. The Company anticipates that the aggressive marketing campaign will continue during the fourth quarter and into 1999. General and administrative expenses for the third quarter of 1998 remained comparable to the prior year percentage while the nine month period decreased as a percentage of net sales from 2.9% in 1997 to 2.7% in 1998. This decrease is primarily the result of efficiencies gained through higher sales volume. Research and development expenses remain comparable to prior year percentages.

Interest expense for the third quarter and nine month period of 1998 increased approximately $55,000 and $159,000 or 15.4% and 13.9% over the similar prior year periods. The increase is attributed to higher average borrowing levels associated with increased inventory levels to support future sales growth and the $11,500,000 capital expansion project at Zanesville which was completed during September, 1997.

Net income for the third quarter of 1998 was similar to the prior year period, while net income for the nine month period of 1998 increased approximately $597,000 or 8.8% over the similar prior year period. This increase is the result of increased sales and increased gross profit percentages, partially offset by higher selling, general and administrative expenses as a percentage of net sales, higher interest costs and a higher tax rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated from operations and a $25,000,000 revolving credit facility as its principal sources of liquidity. As of November 2, 1998, $3,200,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

The Company plans on spending approximately $7,800,000 to expand the frozen distribution center in Zanesville. This expansion will allow the Company to maintain higher finished goods inventory to support future sales growth. Approximately $2,000,000 of the $7,800,000 will be spent during 1998 with the remainder being spent in 1999. The distribution center expansion is expected to be completed in the second quarter of 1999 and will be funded through cash generated from operations and the revolving credit facility. As of November 2, 1998, $315,000 of the $7,800,000 had been spent.

Net cash provided by operating activities for the nine month period of 1998 increased over the similar prior year period due to an increase in net income and changes in operating assets and liabilities.

Net cash used for investing activities during the nine month period of 1998 decreased from the similar prior year period, primarily due to lower expenditures for property, plant and equipment at Zanesville. During the first nine months of 1997, the Company had begun the $11,500,000 expansion project at the Zanesville facility.

Net cash provided by financing activities for the nine month period of 1998 decreased from the similar prior year period, primarily due to lower borrowings for capital expenditures of property, plant and equipment and increased cash from operations which was used to pay debt.

On October 16, 1998, the Company acquired the Harvest Burger(R) brand of products from Archer-Daniels-Midland Company (ADM). The purchase price of $9,300,000 was paid by issuing 488,750 common shares of the Company. Worthington Foods will assume the marketing, sales and distribution of all Harvest Burger(R) products beginning January 1, 1999 under the Morningstar Farms(R) logo. ADM has agreed to provide to the Morningstar Farms product line, including Harvest Burger(R), TV air-time which will be part of an expanded advertising and promotional program for Morningstar Farms(R). This transaction includes a five-year manufacturing agreement with renewal options under which ADM will continue to produce Harvest Burger(R) products in its facilities.


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

YEAR 2000

The YEAR 2000 issue refers to a condition in computer software where a two-digit field rather that a four-digit field is used to distinguish a calendar year. Unless corrected, date sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such an uncorrected condition could significantly interfere with the conduct of the Company's business, including disruption of its supply, manufacturing, processing, distribution and financial chains.

The Company has conducted as assessment of the YEAR 2000 issue and the potential effect it will have on the Company and its business. The Company has also prepared a formal plan for dealing with the YEAR 2000 issue. The plan covers information systems, financial and administrative systems, process control and manufacturing operating systems and significant vendors and customers. The Company is in the process of updating much of its existing software for YEAR 2000 compliance by modifying existing software or obtaining YEAR 2000 compliant software updates from current software providers. The Company is utilizing internal personnel, contract programmers and vendors to identify YEAR 2000 noncompliance problems, modify code and test the modifications.

While the Company believes it has made substantial progress in resolving any YEAR 2000 issues regarding our company-wide computer mainframe system, sufficient testing to date has not been completed to fully validate readiness. Additional testing is planned during the fourth quarter of 1998. The Company is planning to complete all necessary YEAR 2000 upgrades of its systems by June 1, 1999.

The majority of the Company's manufacturing and process equipment are currently YEAR 2000 compliant, based upon discussions with vendors. Equipment that is non-compliant will be modified by purchasing YEAR 2000 compliant upgrades or replacing the equipment. Compilation of documentation regarding YEAR 2000 compliance is currently underway and is scheduled to be completed by June 1, 1999, as is any equipment upgrade.

The Company may also be affected by third-party suppliers that have not modified their systems to adequately address the YEAR 2000 issue. The Company has initiated efforts to evaluate the status of suppliers' efforts to resolve
YEAR 2000 issues. The Company is monitoring the suppliers' efforts and addressing options in case of non-compliance. These options include identification of alternate suppliers and accumulation of inventory to assure production capacity. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

The Company is also dependent upon our customers for sales and cash flow. The Company has also sent surveys to our customers regarding YEAR 2000 compliance. Non-compliance by our customers could result in reduced sales, higher accounts receivable and inventory levels and reduced cash flow to the Company. The Company believes that its customer base is broad enough to minimize the affects of a single occurrence, however, we are taking steps to monitor the status of our customers as a means of determining risks and alternatives.

The possibility exits that the Company could inadvertently fail to correct a YEAR 2000 problem. However, failure to meet critical dates identified in our readiness plan would provide advance notice and steps would be taken correct the problem prior to January 1, 2000. The Company believes that the impact of such an occurrence would be minor. The Company does not yet have a comprehensive contingency plan, but plans to establish such a plan during 1999 as part of its ongoing YEAR 2000 compliance effort.

The Company continually upgrades its personal computers as part of its annual capital budget, therefore, the Company does not anticipate any problems regarding operating systems and ancillary software that resides on the Company's personal computers. As of November 2, 1998, YEAR 2000 readiness has cost the Company an estimated $135,000 and will cost approximately $200,000 in the aggregate to complete.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are not historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, price competition, the ability to deliver products with acceptable profit margins, risks inherent in International development, success of the Company's new user marketing strategy, capital expenditure amounts, uninsured product liability, technological issues associated with Year 2000, and other factors described in detail in the Company's filings with the Securities and Exchange Commission and communication to shareholders.



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


         Item 5.   Other Information

                        Not Applicable


         Item 6.   Exhibits and Reports on Form 8-K

                      (a)   Exhibits
                            Exhibit 11.  Computation of Earnings Per Share
                            Exhibit 27.  Financial Data Schedule

                      (b) No report on Form 8-K was filed during the fiscal quarter ended October 2, 1998.

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  WORTHINGTON FOODS, INC.
                                                  -----------------------
                                                        (Registrant)




Date:   November 12, 1998                   By:     /S/ WILLIAM T. KIRKWOOD
      ----------------------                     ------------------------------
                                                      William T. Kirkwood
                                                  Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX





Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended October 2, 1998.



Exhibit No.                                                                 Page No.
-----------                                                                 --------

   11         Computation of Earnings Per Share                               16

   27         Financial Data Schedule                                         17