Form 10-K405
period 1998-12-31
WORTHINGTON FOODS INC /OH/
filed 1999-03-31
CIK 768978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

(Mark One)
     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
      |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON SHARES, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of March 1, 1999, there were outstanding 12,373,745 of the Registrant's common shares, no par value, which is the only class of common or voting stock of the Registrant. As of that date, the aggregate market value of the common shares held by non-affiliates of the Registrant (based on the closing price for the common shares on the NASDAQ-National Market System on March 1, 1999) was $149,744,163.

                       Documents Incorporated by Reference
                       -----------------------------------

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part I and Part
II. Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on April 20, 1999 are incorporated by reference into Part III.


                      THE EXHIBIT INDEX BEGINS AT PAGE 19.

ITEM 1   BUSINESS
------   --------


                                   THE COMPANY
                                   -----------

         Worthington Foods, Inc. develops, produces and markets high-quality, zero cholesterol, vegetarian and other healthful food products for consumers seeking healthful food choices. Offering more than 150 products, the Company is one of the leading independent producers of healthier alternatives to meat, egg and dairy products. For 60 years, the Company has been dedicated to producing meat alternative products which simulate the taste and texture of meat and which are made primarily from soy and wheat proteins. Since the 1970's, the Company has produced egg substitute products made primarily from liquid egg whites.

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

         The Company's business strategy is to continue to capitalize on the dietary trend toward the consumption of healthful, vegetarian food products, primarily those with zero cholesterol, and zero fat, or low fat claims. Through its existing product line and the development of new products and production processes, the Company will endeavor to maintain its leading share of the market for meat alternatives and to capture the growing number of vegetarians and semi-vegetarians who are increasingly consuming such products. The Company believes its frozen egg substitute products, SCRAMBLERS(R) and BETTER'N EGGS(R), will enable it to maintain its number two position in the frozen egg substitute market.

         The Company's origin dates to 1939 when its predecessor ("Old Worthington") was organized to produce nutritional, vegetarian foods for members of the Seventh-day Adventist Church. Miles Laboratories purchased Old Worthington in 1970. The Company, in a management-led buyout, acquired the business and assets of Old Worthington in 1982. Since regaining its independence, the Company's net sales have grown from approximately $24,000,000 in 1983 to approximately $140,000,000 in 1998. In January, 1990, the Company acquired LaLoma Foods, Inc., including the LOMA LINDA brand (formerly LALOMA brand), from the General Conference of Seventh-day Adventists.

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

         On October 16, 1998, the Company purchased the HARVEST BURGERS(R) brand of meat alternatives from the Archer Daniels Midland Company (ADM). The purchase price was paid by issuing 488,750 common shares ($8.4 million). The Company started the selling and distribution of HARVEST BURGERS January 1, 1999. HARVEST BURGERS were previously sold under the Green Giant name. As part of the agreement, ADM will continue to manufacture the product for the next five years.

         The Company was incorporated in July, 1967 under the laws of the State of Ohio and maintains its executive offices at 900 Proprietors Road, Worthington, Ohio 43085, and its telephone number is (614) 885-9511. As used in this Form 10-K, the term "Company" refers to Worthington Foods, Inc., its subsidiary and its predecessors, unless the context otherwise requires.



                                    BUSINESS
                                    --------
         The Company is one of the leading independent food companies dedicated solely to developing, producing and marketing vegetarian, meat alternatives, frozen egg substitutes and other healthful food products. The Company offers a diverse line of food and beverage products designed to meet the needs of today's health-conscious consumers.


Industry
--------
         The market for healthful foods has grown significantly over the past several years. Based on recommendations from various United States governmental agencies and medical organizations aimed at reducing the risk of heart and other diseases, consumers in the United States have increasingly sought healthier diets through reduced consumption of meat and other foods containing significant amounts of cholesterol and fat. Soy, one of the Company's principal raw materials, has received the Food and Drug Administration's highest possible rating in terms of protein quality. Studies have suggested that soy can reduce, control or prevent the incidence of certain types of colon, breast, lung, prostate and stomach cancers. Studies have also suggested that soy protein helps the body retain calcium, thus reducing the risk of osteoporosis.

         Independent market research studies indicate that consumers in the United States have changed their diets in recent years by selecting healthful foods. More than 100 million American adults are now watching their fat intake and 90 million are monitoring their dietary cholesterol. More than half of grocery shoppers rate health as their primary concern in making food selections. 75 million American adults are actively reducing their red meat consumption, while 90% of shoppers practice some level of health-motivated behavior when they are grocery shopping. In addition, there were an estimated 20 million vegetarians in the United States in 1998, more than an eight-fold increase over a decade ago. That number is growing at a rate of nearly 20,000 new vegetarians a week. The market for vegetarian foods is projected to reach $600 million by 2000 as 42% of grocery shoppers are eating meatless meals at least once a week and 15% of shoppers are including meat substitutes at least once a week.


Products
--------
         The Company produces and markets more than 150 different food and beverage products intended to promote good health and nutrition. The Company's products are made primarily from vegetable proteins, soy and egg whites, have zero cholesterol and typically are lower in fat, saturated fat and calories than their meat and egg counterparts. These products are intended to satisfy the needs of consumers who are seeking to reduce or eliminate their consumption of meat, fresh shell eggs, poultry and fish.

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

         The Company's products are marketed under four brand names: MORNINGSTAR FARMS, WORTHINGTON, LOMA LINDA (formerly LALOMA) and NATURAL TOUCH. The following table sets forth the Company's net sales ($000's) by brand name for each of the years indicated:

                                                                Years Ended December 31,
                                             1998                       1997                        1996
                                       -----------------         ------------------          -----------------
Morningstar Farms..............        $102,842      74%         $ 82,281       70%          $   73,645     68%
Worthington....................          22,444      16            21,439       18               21,617     20
Loma Linda.....................           9,473       7             9,299        8                8,828      8
Natural Touch..................           4,733       3             4,925        4                4,985      4
                                          -----       -             -----       --                -----      -
     Total.....................        $139,492     100%         $117,944      100%            $109,075    100%
                                       ========     ====         ========      ====            ========    ====




         MORNINGSTAR FARMS

         Introduced in the early 1970's, MORNINGSTAR FARMS brand products offer a full line of zero cholesterol alternatives to processed meats and fresh shell eggs that appeal to the consumer who is seeking a healthier diet. These products are distributed nationally through supermarkets, grocery stores and other retail outlets. The Company markets four principal meat alternative products under the MORNINGSTAR FARMS brand name -- BREAKFAST LINKS, BREAKFAST PATTIES, BREAKFAST STRIPS and GRILLERS(R). These products simulate the taste and texture of sausage links, sausage patties, bacon strips and hamburger, respectively. They are completely free of meat, meat by-products and animal fat and have zero cholesterol. They are comparable in protein to their meat counterparts but are lower in calories and total fats and have the benefit of a higher ratio of polyunsaturated to saturated fats. While these four baseline products were introduced in the early 1970's, distribution for these items continues to grow. Together, they accounted for approximately $33,674,000, $29,179,000 and $27,294,000 or 24.1%, 24.7% and 25.0% of net sales in 1998, 1997 and 1996, respectively.

         In early 1993, the Company began test marketing four new MORNINGSTAR FARMS meat alternatives: GARDEN VEGGIE-PATTIES, QUARTER PRIME(TM) (FORMERLY PRIME PATTIES(R)), CHIK PATTIES(R) and DELI FRANKS. Due to favorable trade and consumer acceptance, the Company decided in 1993 to expand the availability of these products. In October, 1994, the Company introduced BETTER'N BURGERS(R), a fat-free, zero cholesterol hamburger replacement, and continued with the national roll-out of this product during 1995. SPICY BLACK BEAN BURGERS and GARDEN GRILLE(R) were also introduced during 1995 with strong trade acceptance. In late 1995, the Company introduced GROUND MEATLESS(R), a fat-free soy based ingredient to be used in place of cooked ground beef in tacos, sauces and casseroles. During 1996, the Company introduced under the MORNINGSTAR FARMS brand, three new BREAKFAST SANDWICHES. These sandwiches are made from the Company's fat-free SCRAMBLERS egg product, meatless BREAKFAST PATTIES and fat-free cheese. During 1997, the Company continued to introduce new products. BURGER STYLE RECIPE CRUMBLES and SAUSAGE STYLE RECIPE CRUMBLES, which are low-fat, soy based ingredients to be used in place of cooked ground beef or sausage in tacos, sauces, casseroles or pizza toppings, were introduced. These initial quick frozen (IQF) items are more convenient than GROUND MEATLESS, but are not meant to replace that item. CHIK NUGGETS, a delicious chicken-like nugget with 75% less fat than nuggets made of real chicken, was also introduced in 1997 and has already become one of the Company's top selling products. In late 1997, the Company introduced AMERICA'S ORIGINAL VEGGIE DOG(TM) which will replace DELI FRANKS. The taste and texture of VEGGIE DOGS are very close to the full-fat meat hot dogs which have over $1.5 billion in retail sales annually. During the second quarter of 1998, the Company introduced MEATFREE CORN DOGS. This product is an all-vegetable product with no preservatives, but offers the same taste and texture of a meat corn dog. During the fourth quarter of 1998, the Company introduced two new items, MEATFREE BUFFALO WINGS and HARD ROCK CAFE VEGGIE BURGERS. The Buffalo Wings are a "fun food" with all the spicy flavor of chicken meat hot wings with 50% less saturated fat and no cholesterol. The HARD ROCK CAFE VEGGIE BURGER is an all-natural blend of sauteed vegetables, grains and roasted nuts focused on the younger generation of consumers. Also, the Hard Rock Cafe logo, one of the best-recognized icons in the world, will be identified with a retail food product for the first time. Together, the new MORNINGSTAR FARMS brand products introduced since 1993 accounted for approximately $38,973,000, $29,864,000 and $25,080,000 or 27.9%, 25.3% and 23.0% of net sales in 1998, 1997 and 1996, respectively.

         The MORNINGSTAR FARMS brand product line also includes two frozen egg substitute products, SCRAMBLERS and BETTER'N EGGS. SCRAMBLERS is a frozen product that contains approximately 99% liquid egg whites, zero cholesterol, zero fat and contains half the calories of fresh shell eggs. SCRAMBLERS, which was developed to duplicate the taste and texture of scrambled eggs, has a distinctive, buttery taste. SCRAMBLERS is the Company's largest selling single product and accounted for approximately $7,770,000, $8,537,000 and $9,076,000 or 5.6%, 7.2% and 8.3% of net sales in 1998, 1997, and 1996, respectively. Although the Company does not anticipate growth in the frozen egg substitute category or growth in the sales of SCRAMBLERS, the Company believes that the taste profile of SCRAMBLERS will allow it to maintain a loyal consumer following.

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

         In 1997, a successful test market was completed on three refrigerated items in "modified atmosphere packaging," or MAP. Due to the success of the test market, the Company began the roll-out of five refrigerated products into other selected areas of the country in early 1998. These products include GARDEN VEGGIE PATTIES, SPICY BLACK BEAN BURGERS, PRIME PATTIES, CHIK NUGGETS and BREAKFAST PATTIES, and accounted for $1,808,000 and $422,000 or 1.3% and 0.4% of net sales in 1998 and 1997, respectively.


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

         These brands include approximately 120 frozen, canned and dry products that are intended to provide healthier, vegetarian alternatives to meat products, such as hamburger, hot dogs, sausage, bacon and luncheon slices, and to chicken and fish. They contain no meat or animal fat and, because they are made primarily from soy and wheat proteins, have zero cholesterol and are low in saturated fats.

         In 1996, the Company provided low-fat alternatives to three of the WORTHINGTON brands most popular items: FRICHIK(R), VEJA-LINKS and CHILI. These three low-fat items contributed 6% growth in unit volume among retailers serving the Seventh-day Adventist market. In 1997, the Company continued to emphasize the low-fat products within its specialty brands. Much of this was a continuation of the development work with fat replacers pioneered the previous year. In addition, hydrogenated fats were removed from more than two dozen products. Low-fat versions of BIG FRANKS, REDIBURGER, SLICED CHIK and DICED CHIK were introduced in 1997. This brings to nearly 40 the number of WORTHINGTON and LOMA LINDA items that are labeled with a low-fat claim.


         NATURAL TOUCH

         The NATURAL TOUCH brand was introduced in 1984 to meet the dietary needs of health/natural food consumers looking for vegetarian products that do not contain artificial ingredients or flavors. Since its introduction, NATURAL TOUCH has been a leading brand in the natural food category. The NATURAL TOUCH brand consists of 20 frozen entrees, mixes and beverages. Products include:
OKARA PATTIE, made from organic soybeans; GARDEN VEGGIE PATTIE, made from garden vegetables and LENTIL RICE LOAF and NINE BEAN LOAF, which are unique products that combine the nutritious benefits of legumes as a convenient, easy-to-prepare entree. KAFFREE ROMA(TM)is the number one selling coffee alternative in the natural food retail channel. It is made from malted barley and chicory and contains no caffeine or tannic acids. During 1998, five new items were introduced under the NATURAL TOUCH brand. These new products include TUNO(R), our popular tuna alternative now available in a can instead of frozen; TOASTER SQUARES, a healthful entry into the growing hand-held breakfast category; and HARD ROCK CAFE BURGER.

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


Customers, Markets and Distribution
-----------------------------------
         MORNINGSTAR FARMS brand products are sold primarily to supermarkets, grocery stores and distributors located throughout the United States, including virtually all of the major supermarkets and distributors. MORNINGSTAR FARMS brand products are also sold to foodservice (institutional) markets, including health care, educational facilities and restaurants.

         Supermarket and grocery store sales of frozen MORNINGSTAR FARMS brand products are made through a network of 56 independent frozen food brokers and 40 independent refrigerated food brokers. These brokers are managed by the Company's six regional sales managers in the frozen food category and three sales managers in the refrigerated category. The Company ships these products by common carrier from its Zanesville distribution facility to the customer's warehouse or to a public warehouse.

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

         Sales of WORTHINGTON, LOMA LINDA, and NATURAL TOUCH brand products are made by the Company's five-employee field sales force, independent field brokers and customer service representatives. The Company ships these products by common carrier, in some cases, directly to the customer, and in other cases, to the Company's field warehouse facilities for delivery by the Company's local delivery trucks to the trade customer or to the distributor's warehouse.

         The Company exports its branded products throughout the world to such countries and areas as Taiwan, Singapore, Malaysia, Hong Kong, the Caribbean, Canada, Mexico, the United Kingdom, Australia, Panama, and Italy. The Company uses export facilitators and distributors as required. Due to health concerns worldwide regarding the consumption of meat, more consumers are looking for vegetarian alternatives. The Company anticipates continued growth in International sales.

         The Foodservice Division of the Company has expanded over the past six years and now includes five regional sales managers, 51 independent food brokers and approximately 700 independent distributors. As a result of increased consumer interest and product availability, restaurants represent more than half of the Company's Foodservice sales, and the list of national and regional chains featuring a MORNINGSTAR FARMS veggie burger continues to grow. The list includes restaurants such as Subway, Chili's, Blimpie's, Hard Rock Cafe and Pizzeria Uno who are featuring a MORNINGSTAR FARMS product on their menu. Until recently, the majority of sales in this category were made to universities, hospitals, hotels and other institutions. With the increased awareness and demand for vegetarian food items, the Company is well positioned to benefit from increased sales to foodservice operations with its full line of vegetarian food products for breakfast, lunch and dinner.

         The following table sets forth the Company's net sales to its principal markets for each of the years indicated:

                                                                                      Years Ended December 31,
                                                        1998                      1997                    1996
                                                       ------                    ------                  -----
                                                                          (Dollars in thousands)
Supermarkets and grocery stores.........     $ 83,187       59%      $ 68,021       58%      $   62,280     57%
Seventh-day Adventist retail facilities.       21,267       15         19,374       16           19,427     18
Health/natural food stores..............       10,719        8         10,724        9            9,792      9
Foodservice (institutional)*............       17,662       13         13,486       12           11,875     11
Export Sales...........................         6,657        5          6,339        5            5,701      5
                                                -----        -         ------        -            -----      -
     Total..............................     $139,492      100%      $117,944      100%        $109,075    100%
                                             ========      ====      ========      ====        ========    ====

* Includes sales to Seventh-day Adventist institutions


         The Company supports its MORNINGSTAR FARMS brand products with price discounts, advertising allowances, national print ads, television ads, direct mail, display incentives, coupon promotions and trade show and convention promotions. The Company supports its WORTHINGTON, LOMA LINDA and NATURAL TOUCH brand products with trade promotions to retailers and distributors and with print advertising in Seventh-day Adventist periodicals and health food/vegetarian oriented magazines.


Competition
-----------
         The markets in which the Company sells its products are highly competitive. The Company competes in the sale of its products on the basis of their healthful attributes, taste, price, quality and convenience.

         The Company's meat alternative products are sold in competition with comparable meat items and, to this extent, compete with meat packing houses. The Company's meat alternative products also compete with similar vegetable protein products marketed by other companies. Until recently, most of the Company's competitors which market meat alternative products have been relatively small firms which have not established national distribution systems for their products as extensive as the Company's distribution system. In recent years, however, Gardenburger, Inc. (Gardenburger), Boca Burger, and through December, 1998, ADM and Pillsbury (Green Giant Harvest Burger) have become major competitors that market meat alternative products. Due to the entry of some of the companies mentioned above into the meat alternative category, total retail sales in the category have grown from approximately $39,000,000 in 1993 to approximately $224,000,000 in 1998. Due to the high growth in the meat alternative category over the past few years, the Company expects the category to remain competitive, as existing competition increases advertising support and new competition enters the category. Based on industry data, the Company's retail market share for its meat alternative products was approximately 46%, 55% and 56% for 1998, 1997, and 1996, respectively (not including Harvest Burger).

         The Company's frozen egg substitute products are sold in competition with refrigerated egg substitute products and fresh shell eggs. In addition, several major egg packagers are developing processes to reduce the cholesterol content of whole eggs. If any of such products are successfully developed and introduced, they would compete with the Company's frozen egg substitute products. The Company's SCRAMBLERS(R) and BETTER'N EGGS frozen products also compete against frozen and refrigerated products manufactured and sold by a number of other firms, including Egg Beaters sold by Fleishmann's and Healthy Choice sold by ConAgra. Based on industry data, Scramblers and frozen BETTER'N EGGS accounted for approximately 29%, 27% and 27% of the market for frozen egg substitute products during 1998, 1997 and 1996, respectively. The Company's egg substitute competitors mentioned above are considerably larger, have greater financial resources and enjoy wider recognition for their branded products.

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

Research and Development
------------------------
         The Company has been a leader in developing and commercializing vegetable protein products for the past 60 years and has pioneered various textured protein processes, including the process of spinning soy protein into edible fibers providing the texture of various meat products. This leadership has been important in the development of the Company's meat alternative products, as well as its egg substitute and other products.

         The Company's research and development department consisted of 23 full-time employees at March 1, 1999. Research and development expenses for the fiscal years ended December 31, 1998, 1997 and 1996 were approximately $1,665,000, $1,413,000 and $1,280,000, respectively. In 1999, the Company expects to increase its commitment to developing new technology and products. Five new positions will be added to research and development during 1999 to increase the Company's effort to stay ahead of the competition. As a result of the Company's ongoing development of new technologies and products, its continued effort to ensure product quality and other regulatory requirements, the Company expects its research and development expenses in 1999 to be consistent with prior years.

         During 1998, the Company introduced 18 new products. All of these products met the Company's criteria for new products: good taste, low or reduced fat, and convenience. In addition, the Company has continued to reformulate existing products to lower their fat and sodium content.


Government Regulations
----------------------
         The Company is subject to various laws and regulations relating to the operations of its production facilities, the production, packaging, labeling and marketing of its products, and pollution control which are administered by federal, state and other governmental agencies. The Company's production facilities are regularly inspected by the United States Food and Drug Administration and the Ohio Department of Agriculture. The Company believes that it complies in all material respects with the health, environmental and other laws and regulations applicable to it and believes that its continued compliance with existing standards will not have a material effect on its results of operations or financial condition.


Trademarks and Patents
----------------------
         The Company has numerous federally registered and/or common law trademarks covering its products which the Company considers important as an indication of the source of origin of its products. The most important trademarks, all of which are federally registered, are MORNINGSTAR FARMS with design, MORNINGSTAR FARMS Scramblers, WORTHINGTON with "Flower W", LOMA LINDA and NATURAL TOUCH. The federally registered trademarks, when renewed at ten year intervals and continuously used, have an indefinite term.

         The Company has numerous patents relating to its vegetable protein and egg substitute products that expire at various dates from 1999 through 2007. During the next five years, no patents that are material to the Company's business are scheduled to expire. Currently, however, the Company more commonly emphasizes and relies on trade secrets and proprietary methods, rather than on statutory protections, in formulating and producing its products.

         The Company's trademarks and patents are owned and licensed to the Company by Specialty Foods Investment Company, a wholly-owned subsidiary of the Company.


Employees
---------
         As of March 1, 1999, the Company had 635 employees, including 319 corporate salaried employees and 316 manufacturing employees. The Company's Worthington manufacturing employees are represented by the United Industrial Workers, AFL-CIO, and are covered by a collective bargaining agreement which expires on September 30, 2003. The Company has never had a work stoppage and considers its employee relations to be good.


Potential Product Liability
---------------------------
         The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. While the Company maintains rigid quality control standards and inspection procedures, no assurance can be given that some food products sold by the Company may not contain or develop harmful substances. The Company maintains product liability insurance in an amount which the Company believes to be adequate.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

         Statements in this Form 10-K which are not historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. These risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, price competition, the ability to deliver products with acceptable profit margins, risks inherent in International development, success of the Company's new user marketing strategy, capital expenditure amounts, uninsured product liability, the effective detection and remediation of Year 2000 issues by the Company and its key third party vendors, suppliers and customers, and other factors described in detail in this Form 10-K for the year ended December 31, 1998, other filings with the Securities and Exchange Commission, and communication to shareholders.





                                   MANAGEMENT
                                   ----------


ITEM 1a  EXECUTIVE OFFICERS OF THE REGISTRANT
-------  ------------------------------------

         The executive officers of Worthington Foods, Inc. are as follows:

                       Name             Age                 Position(s)
                       ----             ---                 -----------
              Allan R. Buller            81      Chairman of the Board, Treasurer and Director
              Dale E. Twomley            59      President, Chief Executive Officer and Director
              David W. Ferguson          37      Vice President of International Operations
              B. Eugene Fluck            51      Vice President of Manufacturing
              William T. Kirkwood        50      Executive Vice President and Chief Financial Officer
              Ronald L. McDermott        48      Vice President of Research and Technology, Secretary
              Jay L. Robertson           60      Senior Vice President of Sales
              David L. Schwantes         48      Vice President of Marketing

         ALLAN R. BULLER has been Chairman of the Board since November 1, 1990, a director since August, 1982, and Treasurer since April, 1986, and served as President and Chief Executive Officer from October, 1982 through December, 1985. Mr. Buller is retiring from the Board of Directors as of April 20, 1999.

         DALE E. TWOMLEY has been President and Chief Executive Officer since January, 1986, a director since April, 1985, and held various other management positions with the Company from July, 1983 through December, 1985.

         DAVID W. FERGUSON has been Vice President of International Operations since April, 1998. Mr. Ferguson was previously employed as Managing Director of Ralston Purina International from 1996 to March, 1998 and Director of Sales and Marketing of Ralston Purina International from 1992 to 1996.

         B. EUGENE FLUCK has been Vice President of Manufacturing since February, 1999. Prior to that he was Corporate Director of Manufacturing & Engineering from August, 1998 to February, 1999; Corporate Director of Engineering and Maintenance from July, 1997 to August, 1998; Director of Engineering from August, 1995 to July, 1997; and Manager of Process Engineering from February, 1994 to August, 1995.

         WILLIAM T. KIRKWOOD has been Executive Vice President and Chief Financial Officer since February 1996. Prior to that, Mr. Kirkwood was Vice President of Finance and Chief Financial Officer from May, 1989 to February, 1996, and served as Controller and Assistant Treasurer from October, 1982 through May, 1989.

         RONALD L. MCDERMOTT has been Vice President of Research and Technology since June, 1989 and Secretary since November, 1994.

         JAY L. ROBERTSON has been Senior Vice President of Sales since February, 1999. Prior to that, Mr. Robertson served as Vice President of Sales from July, 1990 to February, 1999, and served as National Sales Manager for the Company's MORNINGSTAR FARMS brand from September, 1985 through July, 1990.

         DAVID L. SCHWANTES has been Vice President of Marketing since November, 1998. Prior to that, Mr. Schwantes was Director of Marketing and Specialty Sales from December, 1993 to November, 1998, and held various other management positions from May, 1984 through December, 1993.





ITEM 2   PROPERTIES
------   ----------


  WORTHINGTON FACILITY
         The Company's executive offices and production facility in Worthington, Ohio are owned by the Company and are located on approximately ten acres of land in Worthington, Ohio, a suburb of Columbus. The following table provides certain information regarding the buildings at the Worthington facility:

        Type of Building                                       Square Footage
        ----------------                                       --------------
        Production Facility and Annex..........................   109,000

        Warehouse..............................................    38,300

        Research and Development Facility......................    17,400

        Office Building........................................     6,100

        Retail Store...........................................     4,800


  ZANESVILLE FACILITY

         The Company's owns a second production facility in Zanesville, Ohio, which is located on twenty-eight acres approximately 60 miles east of the Company's Worthington offices. During the fourth quarter of 1998, the Company began a $7,800,000 expansion project on the frozen distribution center at Zanesville. The project will increase the frozen warehouse capacity by 44,000 square feet and is projected to be completed during the second quarter of 1999.

The following table provides certain information regarding the building at the Zanesville facility:

                                                            Square Footage
                                                            --------------

          Production Process and Mechanicals...................   92,000

          Distribution Center..................................   74,000

          Administrative Offices...............................    9,000

          Unfinished Production Process........................   19,000

WAREHOUSE AND DISTRIBUTION FACILITIES
         The following table provides certain information regarding the Company's principal warehouse and distribution facilities:

                                                                             Date Acquired
                                                                                or First          Termination
                                                Square        Nature of       Occupied by           Date of
           Location                             Footage        Interest       the Company        with Renewals
           --------                             -------        --------       -----------        -------------
   Columbus, Ohio ..........................     81,000         Leased            1992               2003

   Riverside, California  ..................     19,000         Leased            1994               2008

   Zanesville, Ohio ........................     74,000         Owned             1996                 --

In addition, the Company leases space in nine public warehouse facilities in Atlanta, Georgia; Chicago, Illinois; Fort Worth, Texas (2); Denver, Colorado; Anaheim, California; Portland, Oregon; Fogelsville, Pennsylvania and Orefield, Pennsylvania.



ITEM 3   LEGAL PROCEEDINGS
------   -----------------

         The Company is not a party to any material litigation nor is it aware of any litigation threatened against it which, if commenced and adversely determined, would likely have a material adverse effect upon the business or financial condition of the Company.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         Not applicable.

                                     PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         The information required by this Item 5 is incorporated by reference herein from page 20 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1998.

         On October 16, 1998, the Company purchased the Harvest Burger brand of meat alternative products from Archer-Daniels-Midland Company. The purchase price was paid by issuing 488,750 common shares of the Company with a market value of $8.4 million. The Company issued the common shares in reliance upon the exemptions from registration provided by Section 4(6) and Rule 506 of Regulation D under the Securities Act of 1933.



ITEM 6   SELECTED FINANCIAL DATA
------   -----------------------

         The information required by this Item 6 is incorporated by reference herein from page 8 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1998.



ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         The information required by this Item 7 is incorporated by reference herein from pages 9 through 11 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1998.



ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------  ----------------------------------------------
         MARKET RISK
         -----------

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company has managed its interest rate risk by balancing its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company had a balance of $22,450,000 on its revolving credit facility at December 31, 1998 which was subject to a variable rate of interest. In March, 1999, the Company locked-in $10,000,000 of its outstanding balance under its revolving credit facility at a fixed rate of 6.27% over a four and one-half year term. Assuming remaining variable rate borrowings at December 31, 1998 of $12,450,000, a one-hundred basis point change in interest rates would impact net interest expense by approximately $125,000 per year.



ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

         The information required by this Item 8 is incorporated by reference herein from pages 12 through 19 of the Worthington Foods, Inc. Annual Report to Shareholders for the year ended December 31, 1998.



ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         None

                                    PART III



ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

         Information regarding directors of Worthington Foods, Inc. is included in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held on April 20, 1999, under the caption "ELECTION OF DIRECTORS," and is incorporated herein by reference. Information regarding executive officers of Worthington Foods, Inc. is included forth under the caption "Executive Officers of the Registrant" in Item 1a hereof. No disclosure is required under Item 405 of Regulation S-K.




ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------

         Information regarding executive compensation is set forth in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held on April 20, 1999, under the captions "ELECTION OF DIRECTORS," and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS," and is incorporated herein by reference. Neither the report on executive compensation nor the performance graph included in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held April 20, 1999, shall be deemed to be incorporated herein by reference.




ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

         Information regarding security ownership of certain beneficial owners and management is set forth in the Worthington Foods, Inc. definitive Proxy Statement for the annual meeting of shareholders to be held April 20, 1999, under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," and "SECURITY OWNERSHIP OF CERTAIN OFFICERS AND DIRECTORS," and is incorporated herein by reference.




ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

         Not Applicable

                                     PART IV



ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
-------  ---------------------------------------------------
         ON FORM 8-K
         -----------


(a)(1)     Financial Statements
           --------------------
           The following Consolidated Financial Statements of Worthington Foods, Inc. are incorporated by reference in Item 8 of this Form 10-K from the pages identified below of the Worthington Foods, Inc.
           Annual Report to Shareholders for the year ended December 31, 1998.



                                                                             Page No. of
                                                                            Annual Report
                                                                            -------------
          Report of Independent Auditors........................................  19
          Consolidated Balance Sheets as of December 31, 1998 and 1997..........  12
          Consolidated Statements of Income for each of the Three Years Ended
             December 31, 1998..................................................  13
          Consolidated Statements of Shareholders' Equity for each of the Three
             Years Ended December 31, 1998......................................  13
          Consolidated Statements of Cash Flows for each of the Three Years
             Ended December 31, 1998............................................  14
          Notes to Consolidated Financial Statements ........................... 15-18


(a)(2)     Financial Statement Schedules
           -----------------------------
           For each of the three years in the period ended December 31, 1998:

                                                                Page No. of this
                                                                    Form 10-K
                                                                ----------------
                Schedule II - Valuation and Qualifying Accounts        18

           The other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the Notes to the Consolidated Financial Statements.


 (a)(3)    Exhibits
           --------
           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits see the "Exhibit Index" at pages 18 and 19 of this Form 10-K. The following table provides certain information concerning the executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.


                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                  ---------------------------------------------

      Exhibit No.                  Description                                                             Location
      -----------                  -----------                                                             --------
           10(a)      Worthington Foods, Inc. 1995 Stock Option Plan
           10(b)      Worthington Foods, Inc. Supplemental Executive Retirement Plan                           *
           10(c)      Summary Description of the Worthington Foods, Inc. 1999 Executive Bonus Plan          Page 98
           10(d)      Worthington Foods, Inc. Group Life Insurance Plan                                        *
           10(e)      Split Dollar Insurance Policy for Dale E. Twomley                                        *
           10(f)      Form of Agreements dated August 28, 1995, between Worthington Foods, Inc. and
                        William T. Kirkwood, Ronald L. McDermott, Jay L. Robertson and Dale E. Twomley        ***

           10(g)      Worthington  Foods, Inc. 1993 Stock Option Plan for Non-Employee Directors
                      (reflects share splits and amendments through April 22, 1997) (Exhibit 4)                **

            **        Incorporated by reference to the Registrant's Registration Statement on Form S-8
                      filed May 12, 1995. (Registration No. 33-92222)  (Exhibit 4)

             *        Incorporated by reference to the Registrant's Registration Statement on Form S-1
                      filed February 26, 1992. (Registration No. 33-45945) Exhibit numbers herein are the same as those in the S-1 Registration Statement.

           ***        Incorporated  by reference to the Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1997 filed March 27, 1998 (File No. 0-19887) (Exhibit 10(g))

            **        Incorporated by reference to the Registrant's Registration Statement on Form S-8
                      filed August 7, 1997. (Registration No. 333-33041)


(b)         Reports on Form 8-K
            -------------------
            None


(c) Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits see the "Exhibit Index" at pages
            18 and 19 hereof.


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 1999
        --------------
                                           WORTHINGTON FOODS, INC.
                                           (Registrant)

                                           By:  /S/ WILLIAM T. KIRKWOOD
                                               --------------------------
                                                William T. Kirkwood
                                                Executive Vice President and
                                                 Chief Financial Officer


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

    Signature                                               Title                                     Date
    ---------                                               -----                                     ----
ALLAN R. BULLER*
-------------------------------
Allan R. Buller                         Chairman of the Board, Treasurer and Director                3/29/99

DALE E. TWOMLEY*
-------------------------------
Dale E. Twomley                         President, Chief Executive Officer and Director              3/29/99

/S/ WILLIAM T. KIRKWOOD
-------------------------------
William T. Kirkwood                     Executive Vice President, Chief Financial Officer            3/29/99

ROGER D. BLACKWELL*
-------------------------------
Roger D. Blackwell                      Director                                                     3/29/99

EMIL J. BROLICK*
-------------------------------
Emil J. Brolick                         Director                                                     3/29/99

GEORGE T. HARDING, IV*
-------------------------------
George T. Harding, IV                   Director                                                     3/29/99

DONALD G. ORRICK*
-------------------------------
Donald G. Orrick                        Director                                                     3/29/99

WILLIAM D. PARKER*
-------------------------------
William D. Parker                       Director                                                     3/29/99

FRANCISCO J. PEREZ*
-------------------------------
Francisco J. Perez                      Director                                                     3/29/99

DONALD B. SHACKELFORD*
-------------------------------
Donald B. Shackelford                   Director                                                     3/29/99


* By /S/ WILLIAM T. KIRKWOOD            3/29/99
-------------------------------
   William T. Kirkwood, Attorney in Fact





                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     WORTHINGTON FOODS, INC. AND SUBSIDIARY


                                                                          Additions
                                                                 ---------------------------
                                                  Balance        Charged to      Charge to
                                               at Beginning      Costs and     Other Accounts    Deductions      Balance at
                                                of Period         Expenses      - Describe       - Describe     End of Period
                                                ---------         --------      ----------       ----------     -------------
Year ended December 31, 1998

Deducted from asset accounts:
   Allowances for doubtful accounts .........   $100,000          $  4,667                        $4,667 A        $100,000
Reserve for obsolete inventory  .............    150,000           616,415                       716,415 B          50,000
                                                --------          --------                      --------          --------
                                                $250,000          $621,082                      $721,082          $150,000
                                                ========          ========                      ========          ========

Year ended December 31, 1997

Deducted from asset accounts:
   Allowances for doubtful accounts .........  $100,000           $  9,772                      $  9,772 A        $100,000
Reserve for obsolete inventory  .............   150,000            616,415                       645,712 B         150,000
                                               --------           --------                      --------          --------
                                               $250,000           $621,082                      $721,082          $250,000
                                               ========           ========                      ========          ========

Year ended December 31, 1996

Deducted from asset accounts:
   Allowances for doubtful accounts .........  $100,000           $ 18,421                      $ 18,421          $100,000
Reserve for obsolete inventory  .............   150,000            630,083                       630,083           150,000
                                               --------           --------                      --------          --------
                                               $250,000           $648,504                      $648,504          $250,000
                                               ========           ========                      ========          ========

Note A - Uncollectible accounts written off, net of recoveries.

Note B - Obsolete inventory written off during the year.


                             WORTHINGTON FOODS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                   -------------------------------------------

                                  EXHIBIT INDEX
                                  -------------

     Exhibit No.                        Description                                    Location
     -----------                        -----------                                    --------
      2                  Asset Sale and Purchase Agreement between Archer
                         Daniels Midland Company and Worthington Foods, Inc.
                         dated September 28, 1998                                     Pages 21-97

     3(a)                Amended and Restated Articles of Incorporation of
                         Worthington Foods, Inc. (as filed with the Ohio
                         Secretary of State on February 25, 1992)                           *


     3(b)                Certificate of Amendment to Amended and Restated
                         Articles of Incorporation of Worthington Foods,
                         Inc. (as filed with the Ohio Secretary of State on
                         June 13, 1995) (Exhibit 3(b) in registration
                         statement from which incorporated by reference)                   **

     3(c)                Certificate of Amendment by Directors of Worthington
                         Foods, Inc. (as filed with the Ohio Secretary of State
                         of May 6, 1997) (Exhibit 3(c) in registration statement
                         from which incorporated by reference)                             **

     3(d)                Certificate of Amendment by Shareholders to the
                         Amended and Restated Articles of Incorporation of
                         Worthington Foods, Inc. (as filed with the Ohio Secretary
                         of State of May 6, 1997) (Exhibit 3(d) in registration
                         Statement from which incorporated by reference)                   **

     3(e)                Amended and Restated Articles of Incorporation of
                         Worthington Foods, Inc. (reflecting amendments
                         through May 6, 1997) [For purposes of SEC
                         reporting compliance only; not filed with Ohio
                         Secretary of State] (Exhibit 3(e) in registration
                         statement from which incorporated by reference)                   xx


    10(a)                Worthington Foods, Inc. 1995 Stock Option Plan

    10(b)                Worthington Foods, Inc. Supplemental Executive Retirement Plan    *

    10(c)                Summary Description of the Worthington Foods, Inc. 1999
                         Executive Bonus Plan                                           Page 98

    10(d)                Worthington Foods, Inc. Group Life Insurance Plan                 *

    10(e)                Split Dollar Insurance Policy for Dale E. Twomley                 *

    10(f)                Form of Agreements dated August 28, 1995, between
                         Worthington Foods, Inc. and William T. Kirkwood,
                         Ronald L. McDermott, Jay L. Robertson and Dale E. Twomley        ***

    10(g)                Worthington Foods, Inc. 1993 Stock Option Plan for
                         Non-Employee Directors (reflects share splits and
                         amendments through April 22, 1997) (Exhibit 4 in
                         registration statement from which incorporated by reference)      **

    10(j)                Amended and Restated License Agreement between
                         Worthington Foods, Inc. and Specialty Foods Investment
                         Company dated February 1, 1990                                    *

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

    10(n)                Security Agreement between Worthington Foods, Inc. and
                         Principal Mutual Life Insurance Company dated
                         January 15, 1990 including First Amendment to Security
                         Agreement dated February 24, 1992                                 *





     Exhibit No.                        Description                                    Location
     -----------                        -----------                                    --------
   10(r)                 Worthington Foods, Inc. Incentive Stock Purchase
                         Plan for Eligible Employees                                      o

    10(ab)               Rights Agreement, dated as of June 13, 1995,
                         between Worthington Foods, Inc. and National City
                         Bank, as Rights Agent                                           xxx

    10(ac)               Certificate of Adjustment of Preferred Stock Purchase Rights    xxxx

    10(ad)               Certificate of Adjustment of Preferred Stock Purchase Rights     oo

    10(ae)               Certificate of Adjustment of Preferred Stock Purchase Rights    ooo

    10(af)               Credit Agreement between Worthington Foods, Inc.
                         and Specialty Foods Investment Company and
                         National City Bank dated September 9, 1998
                         including First Amendment dated January 14, 1999
                         and Second Amendment dated March 15, 1999                   Pages 99-137

    13                   Annual Report to Shareholders                               Pages 138-168

    21                   Subsidiary of the Registrant                                     *

    23                   Consent of Ernst & Young LLP                                 Page 169

    24                   Power of Attorney                                            Page 170

    27                   Financial Data Schedule                                      Page 171


* Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed February 26, 1992. (File No. 0-19887, Registration No.
     33-45945) - Exhibit numbers herein are the same as those in the S-1
     Registration Statement.

** Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed August 7, 1997. (Registration No. 333-33041)

xx Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed May 12, 1995. (Registration No. 33-92222) (Exhibit 4)

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 27, 1998 (File No.
     0-19887) (Exhibit number herein is the same as in that Form 10-K)

o Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed March 29, 1996. (Registration No. 333-2904) (Exhibit 4)

xxx Incorporated by reference to the Registrant's Current Report on Form 8-K filed June 14, 1995. (File No. 0-19887) (Exhibit 1)

xxxx Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 11, 1995. (File No. 0-19887) (Exhibit 99(a))

oo Incorporated by reference to the Registrant's Current Report on Form 8-K filed October 31, 1996. (File No. 0-19887) (Exhibit 99(a))

ooo Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 6, 1997. (File No. 0-19887) (Exhibit 99(a))

