Form 10-Q
period 1999-04-02
WORTHINGTON FOODS INC /OH/
filed 1999-05-14
CIK 768978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 2, 1999
                                       or
    | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to _________________


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


                   900 PROPRIETORS ROAD, WORTHINGTON, OH 43085
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (614) 885-9511


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                      Outstanding at May 13, 1999
---------------------------                          ---------------------------
Common shares, no par value                                   12,379,741


                            Exhibit Index at Page 14

                                    WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                                     INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Condensed Consolidated Balance Sheets -
                April 2, 1999 and December 31, 1998                                                       3-4
              Condensed Consolidated Statements of Income -
                For the three month periods ended April 2, 1999 and April 3, 1998                           5
              Condensed Consolidated Statements of Cash Flows -
                For the three month periods ended April 2, 1999 and April 3, 1998                           6
              Notes to Condensed Consolidated Financial Statements                                          7


  Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                 8-11

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                     11



PART II     OTHER INFORMATION                                                                              12
  Item 1.     Legal Proceedings                                                                            12
  Item 2.     Changes in Securities and Use of Proceeds                                                    12
  Item 3.     Defaults Upon Senior Securities                                                              12
  Item 4.     Submission of Matters to a Vote of Security Holders                                          12
  Item 5.     Other Information                                                                            12
  Item 6.     Exhibits and Reports on Form 8-K                                                             12
  Signature                                                                                                13
  Exhibit Index                                                                                            14
        Exhibit 11 - Computation of Earnings Per Share                                                     15
        Exhibit 27 - Financial Data Schedule                                                               16

ITEM 1.
FINANCIAL STATEMENTS
--------------------

                                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    4/2/99            12/31/98
                                                                                    ------            --------
                                                                                  (UNAUDITED)         (AUDITED)

                                                                                         (000'S OMITTED)
ASSETS

Current Assets
    Cash ...............................................................           $    610           $  1,054
    Accounts receivable less allowance .................................             11,502             13,109
      (1999 - $130; 1998 - $100)
    Inventories:
       Finished goods ..................................................             22,845             18,032
       Work in process .................................................              1,895              1,690
       Raw materials ...................................................              6,171              4,872
       Packaging materials and supplies ................................              2,783              2,357
                                                                                   --------           --------
                                                                                     33,694             26,951

    Income taxes refundable ............................................                938              4,936
    Prepaid expenses and other .........................................              5,719              1,686
                                                                                   --------           --------
       Total Current Assets ............................................             52,463             47,736



    Property, Plant and Equipment ......................................             97,160             93,397
       Less accumulated depreciation and amortization ..................             32,336             30,860
                                                                                   --------           --------
                                                                                     64,824             62,537


    Goodwill ...........................................................                272                352
    Trade name .........................................................              8,304              8,409
    Intangible pension asset ...........................................              1,227              1,227
    Other intangible assets ............................................                713                688
                                                                                   --------           --------
                                                                                     10,516             10,676

             TOTAL ASSETS ..............................................           $127,803           $120,949
                                                                                   ========           ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              WORTHINGTON FOODS, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          4/2/99        12/31/98
                                                                          ------        --------
                                                                        (UNAUDITED)     (AUDITED)
                                                                              (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks $2,156 in 1999
          and $2,634 in 1998) ......................................     $  6,313       $  7,959
    Accrued compensation ...........................................          506            765
    Other accrued expenses .........................................        3,509          2,658
    Current portion of long-term debt and capital lease obligations           800            800
                                                                         --------       --------
       Total Current Liabilities ...................................       11,128         12,182



Long-Term Liabilities
    Long-term debt and capital lease obligations ...................       32,783         26,583
    Intangible pension asset .......................................        1,395          1,395
    Deferred income taxes ..........................................        8,154          8,000
                                                                         --------       --------
       Total Long-Term Liabilities .................................       42,332         35,978



Shareholders' Equity
    Preferred shares, no par value, authorized  2,000,000 shares,
     none issued ...................................................           --             --
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
     issued 12,379,741 shares in 1999 and 12,356,440 in 1998 .......       12,380         12,356
    Additional paid-in capital .....................................       19,027         18,931
    Accumulated other comprehensive income .........................         (168)          (168)
    Retained earnings ..............................................       43,104         41,670
                                                                         --------       --------
                                                                           74,343         72,789
                                                                         --------       --------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................     $127,803       $120,949
                                                                         ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED
                                                            ---------------------------
                                                              4/2/99          4/3/98
                                                              ------          ------
                                                                    (UNAUDITED)
                                                      (000'S OMITTED, EXCEPT PER SHARE DATA)
Net sales .............................................     $    36,808     $    31,310
Cost of goods sold ....................................          20,995          17,963
                                                            -----------     -----------
   Gross profit .......................................          15,813          13,347

Selling and distribution expenses .....................          10,757           7,889
General and administrative expenses ...................           1,210             959
Research and development expenses .....................             452             392
                                                            -----------     -----------
                                                                 12,419           9,240
                                                            -----------     -----------
Income from operations ................................           3,394           4,107

Interest expense ......................................             512             451
                                                            -----------     -----------
Income before income taxes ............................           2,882           3,656

Provision for income taxes ............................           1,182           1,499
                                                            -----------     -----------
Net income ............................................     $     1,700     $     2,157
                                                            ===========     ===========

Earnings per share:
     Basic ............................................     $      0.14     $      0.19
                                                            ===========     ===========
     Diluted ..........................................     $      0.14     $      0.18
                                                            ===========     ===========

Dividends per share ...................................     $    0.0215     $    0.0215
                                                            ===========     ===========



Weighted average number of common and common equivalent shares used in computing earnings per share

     Basic ............................................      12,372,764      11,644,570
     Diluted ..........................................      12,522,194      11,960,015

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            WORTHINGTON FOODS, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED
                                                                         ---------------------
                                                                          4/2/99        4/3/98
                                                                          ------        ------
                                                                              (UNAUDITED)
                                                                            (000'S OMITTED)
Operating activities:
  Net income .......................................................     $  1,700      $ 2,157
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
    Depreciation ...................................................        1,512        1,309
     Deferred income taxes .........................................          154          103
    Amortization of intangible assets ..............................          194           89
    Cash provided by (used for) current assets and liabilities:
     Accounts receivable ...........................................        1,606        1,062
     Inventories ...................................................       (6,743)      (5,070)
     Prepaid expenses and other ....................................         (783)         219
     Accounts payable and accrued expenses .........................       (1,054)         817
     Income taxes ..................................................          748        1,235
    Decrease (increase) in other assets ............................          (33)           7
                                                                         --------      -------

  Net cash provided by (used for) operating activities .............       (2,699)       1,928


Investing activities:
  Purchases of property, plant and equipment, net ..................       (3,798)      (1,601)
                                                                         --------      -------
  Net cash used for investing activities ...........................       (3,798)      (1,601)


Financing activities:
  Proceeds from long-term borrowings ...............................       27,950        8,350
  Payments on long-term borrowings .................................      (21,750)      (7,766)
  Proceeds from the issuance of common shares ......................          119          156
  Dividends paid ...................................................         (266)        (250)
                                                                         --------      -------
  Net cash provided by financing activities ........................        6,053          490



Net increase (decrease) in cash ....................................         (444)         817
Cash at beginning of period ........................................        1,054          714
                                                                         --------      -------
Cash at end of period ..............................................     $    610      $ 1,531
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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month period ended April 2, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The accompanying condensed consolidated financial statements (unaudited) are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-19887) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed. The Company's policy is that each fiscal year includes four, thirteen week periods.

2. The Board of Directors at its April 20, 1999 meeting declared a $0.0215 per share dividend payable July 30, 1999 to shareholders of record June 18, 1999.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------


RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                                                      Three Months Ended
                                                                      ------------------
                                                                       4/2/99     4/3/98
                                                                       ------     ------
         Net sales ...............................................     100.0%     100.0%
         Cost of goods sold ......................................      57.0       57.4
                                                                       -----      -----
           Gross profit ..........................................      43.0       42.6
         Selling and distribution expenses .......................      29.2       25.2
         General and administrative expenses .....................       3.3        3.0
         Research and development expenses .......................       1.3        1.3
                                                                       -----      -----
                                                                        33.7       29.5
                                                                       -----      -----
         Income from operations ..................................       9.2       13.1
         Interest expense ........................................       1.4        1.4
                                                                       -----      -----
         Income before income taxes ..............................       7.8       11.7
         Provision for income taxes ..............................       3.2        4.8
                                                                       -----      -----

         Net income ..............................................       4.6%       6.9%
                                                                       =====      =====

         Provision for income taxes as a percentage
          of income before income taxes ..........................      41.0%      41.0%
                                                                       =====      =====


FIRST QUARTER OF 1999 COMPARED TO 1998

Net sales for the first quarter ended April 2, 1999 increased approximately $5,498,000 or 17.6% over the similar prior year period. Net sales in the first quarter of 1999 to the Company's Specialty Markets (Seventh-day Adventist, Health Food, and International) increased approximately $279,000 or 2.9% over the similar prior year period. This increase is attributable to sales increases in both the Health Food and International markets which increased approximately $265,000 and $143,000 or 10.4% and 7.2%, respectively, over the similar prior year period. Net sales in the Seventh-day Adventist market decreased $129,000 or 2.6% from the prior year period. This decrease is attributed to the timing of customer orders as a moderate price increase went into effect at the end of the first quarter of 1998. Net sales to Foodservice operations for the first quarter of 1999 increased slightly to $3,794,000 or 0.5% over the similar prior year period.

Net sales of Morningstar Farms(R) products to supermarkets in the first quarter of 1999 increased approximately $5,199,000 or 28.8% over the similar prior year period. Net sales of Morningstar Farms meat alternative products in the first quarter of 1999 increased approximately $5,391,000 or 34.4% over the similar prior year period. Strong category growth, expanded distribution, and the addition of Harvest Burgers(R) products, contributed significantly to the first quarter 1999 sales gain. Sales of America's Original Veggie Dogs(R), MeatFree Buffalo Wings, MeatFree Corn Dogs, and Hard Rock Cafe(R) Veggie Burgers, which were introduced in 1998, continue to experience impressive growth as the national roll-out for these products moves forward. Net sales of Morningstar Farms frozen egg substitutes for the first quarter of 1999 decreased approximately $192,000 or 8.2% from the similar prior year period.

Gross profit as a percentage of net sales for the first quarter of 1999 increased from 42.6% in 1998 to 43.0% in 1999. The Company's first quarter results benefited from specific initiatives implemented during 1998 to increase operating performance and slightly higher prices for Morningstar Farms products implemented during the first quarter.

Selling and distribution expenses for the first quarter of 1999 increased as a percentage of net sales from 25.2% in 1998 to 29.2% in 1999. During the second quarter of 1998 the Company began to pursue an aggressive sales and marketing strategy and these efforts are being expanded in 1999. A national advertising campaign targeted to print and broadcast media will be introduced in May 1999 and continue throughout the remainder of this year. Particular emphasis will be placed on increasing awareness of the Company's products and building brand loyalty. In addition, new product packaging, developed as a result of consumer research, will be introduced during the third quarter of 1999. General and administrative expenses for the first quarter of 1999 increased as a percentage of net sales from 3.0% in 1998 to 3.4% in 1999, primarily due to increased costs related to the purchase of Harvest Burgers. Research and development expenses were comparable to prior year percentages.

Interest expense for the first quarter of 1999 increased approximately $61,000 or 13.5% over the similar prior year period due to higher average borrowing levels associated with increased inventory levels to support future sales growth and the $7,800,000 capital expansion project at Zanesville.

Net income for the first quarter of 1999 decreased approximately $457,000 or 21.2% over the similar prior year period. This decrease is primarily attributable to the increased costs associated with the aggressive sales and marketing campaign and higher interest and partially offset by increased sales and gross profit percentage.


LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated from operations and a $35,000,000 revolving credit facility as its principal sources of liquidity. As of May 13, 1999, $3,000,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

The Company plans on spending approximately $7,800,000 to expand the frozen distribution center in Zanesville. This expansion will allow the Company to maintain higher finished goods inventory to support future sales growth. The distribution center expansion is expected to be completed in the second quarter of 1999 and will be funded through cash generated from operations and the revolving credit facility. As of April 30, 1999, $2,024,000 of the $7,800,000 had been spent.

Net cash provided by operating activities during the first quarter of 1999 decreased from the similar prior year period, primarily due to a decrease in net income and changes in operating assets and liabilities.

Net cash used for investing activities during the first quarter of 1999 increased from the similar prior year period, primarily due to higher expenditures for property, plant and equipment including the distribution center expansion at the Zanesville facility.

Net cash provided by financing activities during the first quarter of 1999 increased from the similar prior year period, primarily due to increased borrowings due to higher capital expenditures for property, plant and equipment and higher inventory levels to support future sales growth.

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

YEAR 2000

The Company intends this information to constitute notice under the Year 2000 Information and Readiness Disclosure Act as "Year 2000 Readiness Disclosure."

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

The Company has conducted an assessment of the YEAR 2000 issue and the potential effect it will have on the Company and its business. The Company has also prepared a formal plan for dealing with the YEAR 2000 issue. The plan covers information systems, financial and administrative systems, process control and manufacturing operating systems and significant vendors and customers. The Company is in the process of updating much of its existing software for YEAR 2000 compliance by modifying existing software or obtaining YEAR 2000 compliant software updates from current software providers. The Company is utilizing internal personnel, contract programmers and vendors to identify YEAR 2000 noncompliance problems, modify codes and test the modifications.

While the Company believes it has made substantial progress in resolving any YEAR 2000 issues regarding our company-wide computer mainframe system, sufficient testing to date has not been completed to fully validate readiness. Additional testing is planned during the second quarter of 1999. The Company is planning to complete all necessary YEAR 2000 upgrades and testing of its systems by June 30, 1999.

The majority of the Company's manufacturing and process equipment is currently YEAR 2000 compliant, based upon discussions with vendors. Equipment that is non-compliant will be modified by purchasing YEAR 2000 compliant upgrades or replacing the equipment. The Company is in the process of updating non-compliant manufacturing systems. The Company estimates that these systems will be 60% compliant by June 30, 1999, 80% compliant by August 31, 1999 and 100% compliant by November 30, 1999.

The Company may also be affected by third-party suppliers that have not modified their systems to adequately address the YEAR 2000 issue. The Company has initiated efforts to evaluate the status of suppliers' efforts to resolve YEAR 2000 issues. The Company is monitoring the suppliers' efforts and addressing options in case of non-compliance. These options include identification of alternate suppliers and accumulation of inventory to assure production capacity. All of the Company's critical suppliers have been contacted regarding YEAR 2000 compliance. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

The Company is also dependent upon our customers for sales and cash flow. The Company has also sent surveys to our customers regarding YEAR 2000 compliance. Non-compliance by our customers could result in reduced sales, higher accounts receivable and inventory levels and reduced cash flow to the Company. The Company believes that its customer base is broad enough to minimize the effects of a single occurrence; however, we are taking steps to monitor the status of our customers as a means of determining risks and alternatives.

The possibility exists that the Company could inadvertently fail to correct a YEAR 2000 problem. However, failure to meet critical dates identified in our readiness plan would provide advance notice and steps would be taken correct the problem prior to January 1, 2000. The Company believes that the impact of such an occurrence would be minor. The Company does not yet have a comprehensive contingency plan, but has identified a vendor that can provide remote processing in the event of a YEAR 2000 problem.

The Company continually upgrades its personal computers as part of its annual capital budget; therefore, the Company does not anticipate any problems regarding operating systems and ancillary software that resides on the Company's personal computers. As of April 30, 1999, YEAR 2000 readiness has cost the Company an estimated $150,000 and is expected to cost approximately $250,000 in the aggregate to complete, not including internal resources.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, capital expenditure amounts, uninsured product liability, the effective detection and remediation of Year 2000 issues by the Company and its key third party vendors, suppliers and customers and other factors described in detail in the Company's filings with the Securities and Exchange Commission and communication to shareholders.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

No response required.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

            Not Applicable


Item 2.  Changes in Securities and Use of Proceeds

            Not Applicable


Item 3.  Defaults Upon Senior Securities

            Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

            On April 20, 1999, the Annual Meeting of Shareholders was held. The following directors were elected:

                                            For       Withheld    Votes Not Cast
                                            ---       --------    --------------
                    William D. Parker    10,988,221    122,230      1,263,293

                    David R. Rowe        10,990,363    120,089      1,263,293

            The following directors continued their term of office: Roger D. Blackwell, Emil J. Brolick, Donald G. Orrick, Francisco J. Perez, Donald B. Shackelford and Dale E. Twomley.

            The shareholders approved by a vote of 9,553,399 to 1,179,745, with 325,466 votes abstained and 51,844 broker non-votes, the Amended and Restated Worthington Foods, Inc. 1995 Stock Option Plan.

Item 5.  Other Information

            Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 Exhibit 11.  Computation of Earnings Per Share
                 Exhibit 27.  Financial Data Schedule

            (b) No report on Form 8-K was filed during the fiscal quarter ended
                April 2, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WORTHINGTON FOODS, INC.
                                                --------------------------------
                                                         (Registrant)

Date:   May 14, 1999                         By:    /S/ WILLIAM T. KIRKWOOD
      ----------------                          --------------------------------
                                                      William T. Kirkwood
                                                  Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended April 2, 1999.

Exhibit No.                                                             Page No.
-----------                                                             --------
    11       Computation of Earnings Per Share                             15

    27       Financial Data Schedule                                       16