Form 10-Q
period 1999-07-02
WORTHINGTON FOODS INC /OH/
filed 1999-08-13
CIK 768978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 2, 1999
                                       or
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________


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


                   900 PROPRIETORS ROAD, WORTHINGTON, OH 43085
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                   Outstanding at August 9, 1999
---------------------------                        -----------------------------
Common shares, no par value                                  12,380,296


                            Exhibit Index at Page 15

                                      WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
    PART I      FINANCIAL INFORMATION

      Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets -
                    July 2, 1999 and December 31, 1998....................................................    3-4

                  Condensed Consolidated Statements of Income -
                    For the three month and six month periods ended July 2, 1999 and July 3, 1998.........     5

                  Condensed Consolidated Statements of Cash Flows -
                    For the six month periods ended July 2, 1999 and July 3, 1998.........................     6

                  Notes to Condensed Consolidated Financial Statements....................................     7


      Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..............................................................    8-12

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................     12



    PART II     OTHER INFORMATION.........................................................................     13

      Item 1.     Legal Proceedings.......................................................................     13

      Item 2.     Changes in Securities and Use of Proceeds...............................................     13

      Item 3.     Defaults Upon Senior Securities.........................................................     13

      Item 4.     Submission of Matters to a Vote of Security Holders.....................................     13

      Item 5.     Other Information.......................................................................     13

      Item 6.     Exhibits and Reports on Form 8-K........................................................     13

      Signature   ........................................................................................     14

      Exhibit Index.......................................................................................     15

            Exhibit 11 - Computation of Earnings Per Share................................................     16

            Exhibit 27 - Financial Data Schedule..........................................................     17

ITEM 1.

FINANCIAL STATEMENTS
--------------------

                            WORTHINGTON FOODS, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      7/2/99         12/31/98
                                                                      ------         --------
                                                                    (UNAUDITED)      (AUDITED)
                                                                          (000'S OMITTED)
ASSETS

Current Assets
    Cash ....................................................        $  2,628        $  1,054
    Accounts receivable less allowance
      (1999 - $160; 1998 - $100).............................          13,000          13,109
    Inventories:
       Finished goods .......................................          21,739          18,032
       Work in process ......................................           2,438           1,690
       Raw materials ........................................           6,449           4,872
       Packaging materials and supplies .....................           3,123           2,357
                                                                     --------        --------
                                                                       33,749          26,951

    Income taxes refundable .................................           1,011           1,686
    Prepaid expenses and other ..............................           7,736           4,936
                                                                     --------        --------
       Total Current Assets .................................          58,124          47,736


    Property, Plant and Equipment ...........................         101,182          93,397
       Less accumulated depreciation and amortization .......          33,530          30,860
                                                                     --------        --------
                                                                       67,652          62,537


    Goodwill ................................................             191             352
    Trade name ..............................................           8,199           8,409
    Intangible pension asset ................................           1,227           1,227
    Other intangible assets .................................             802             688
                                                                     --------        --------
                                                                       10,419          10,676

             TOTAL ASSETS ...................................        $136,195        $120,949
                                                                     ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   WORTHINGTON FOODS, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  7/2/99           12/31/98
                                                                                  ------           --------
                                                                                (UNAUDITED)        (AUDITED)
                                                                                       (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks of $2,001 in
          1999 and $2,634 in 1998) ......................................        $  7,117          $  7,959
    Accrued compensation ................................................             730               765
    Other accrued expenses ..............................................           5,390             2,658
    Current portion of long-term debt and capital lease obligations .....             800               800
                                                                                 --------          --------
       Total Current Liabilities ........................................          14,037            12,182



Long-Term Liabilities
    Long-term debt and capital lease obligations ........................          35,833            26,583
    Intangible pension asset ............................................           1,395             1,395
    Deferred income taxes ...............................................           8,307             8,000
                                                                                 --------          --------
       Total Long-Term Liabilities ......................................          45,535            35,978



Shareholders' Equity
    Preferred shares, no par value, authorized  2,000,000 shares,
         none issued ....................................................              --                --
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
         issued 12,380,296 shares in 1999 and 12,346,440 in 1998 ........          12,380            12,356
    Additional paid-in capital ..........................................          19,028            18,931
    Accumulated other comprehensive income ..............................            (168)             (168)
    Retained earnings ...................................................          45,383            41,670
                                                                                 --------          --------
                                                                                   76,623            72,789
                                                                                 --------          --------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................        $136,195          $120,949
                                                                                 ========          ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                WORTHINGTON FOODS, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  7/2/99         7/3/98         7/2/99         7/3/98
                                                  ------         ------         ------         ------
                                                                      (UNAUDITED)
                                                        (000'S OMITTED, EXCEPT PER SHARE DATA)
Net sales ...............................        $45,951        $36,038        $82,759        $67,348
Cost of goods sold ......................         25,794         19,814         46,789         37,777
                                                 -------        -------        -------        -------
   Gross profit .........................         20,157         16,224         35,970         29,571

Selling and distribution expenses .......         14,256          9,634         25,013         17,523
General and administrative expenses .....          1,221            866          2,431          1,825
Research and development expenses .......            394            420            846            812
                                                 -------        -------        -------        -------
                                                  15,871         10,920         28,290         20,160
                                                 -------        -------        -------        -------
Income from operations ..................          4,286          5,304          7,680          9,411

Interest expense ........................            498            440          1,010            891
                                                 -------        -------        -------        -------
Income before income taxes ..............          3,788          4,864          6,670          8,520

Provision for income taxes ..............          1,243          1,994          2,425          3,493
                                                 -------        -------        -------        -------
Net income ..............................        $ 2,545        $ 2,870        $ 4,245        $ 5,027
                                                 =======        =======        =======        =======

Earnings per share:
     Basic ..............................        $  0.21        $  0.25        $  0.34        $  0.43
                                                 =======        =======        =======        =======
     Diluted ............................        $  0.20        $  0.24        $  0.34        $  0.42
                                                 =======        =======        =======        =======

Dividends per share .....................        $0.0215        $0.0215        $ 0.043        $ 0.043
                                                 =======        =======        =======        =======

Weighted average number of common
and common equivalent shares used in
computing earnings per share

     Basic...............................    12,379,979        11,723,816             12,376,352        11,683,762
     Diluted.............................    12,514,517        12,088,541             12,504,563        12,024,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                    WORTHINGTON FOODS, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          SIX MONTHS ENDED
                                                                                     -------------------------
                                                                                      7/2/99           7/3/98
                                                                                      ------           ------
                                                                                             (UNAUDITED)
                                                                                           (000'S OMITTED)
Operating activities:
  Net income ................................................................        $  4,245         $  5,027
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation ...........................................................           2,968            2,645
     Deferred income taxes ..................................................             307              308
     Amortization of intangible assets ......................................             371              161
     Cash provided by (used for) current assets and liabilities:
      Accounts receivable ...................................................             109              154
      Inventories ...........................................................          (6,798)          (6,423)
      Prepaid expenses and other ............................................          (2,800)          (1,137)
      Accounts payable and accrued expenses .................................           1,855            2,691
      Income taxes ..........................................................             675            1,023
    (Increase) decrease in other assets .....................................            (114)              37
                                                                                     --------         --------
  Net cash provided by operating activities .................................             818            4,486


Investing activities:
  Purchases of property, plant and equipment, net ...........................          (8,083)          (3,021)
                                                                                     --------         --------
  Net cash used for investing activities ....................................          (8,083)          (3,021)


Financing activities:
  Proceeds from long-term borrowings ........................................          39,875           24,200
  Payments on long-term borrowings ..........................................         (30,625)         (24,884)
  Proceeds from the issuance of common shares ...............................             121              529
  Dividends paid ............................................................            (532)            (503)
                                                                                     --------         --------
  Net cash provided by (used for) financing activities ......................           8,839             (658)



Net increase in cash ........................................................           1,574              807
Cash at beginning of period .................................................           1,054              714
                                                                                     --------         --------
Cash at end of period .......................................................        $  2,628         $  1,521
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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month and six month periods ended July 2, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2. The Board of Directors at its July 20, 1999 meeting declared a $0.0215 per share dividend payable October 30, 1999 to shareholders of record September 18, 1999.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------


RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  ------------------           ----------------
                                                                 7/2/99        7/3/98        7/2/99        7/3/98
                                                                 ------        ------        ------        ------
         Net sales ......................................        100.0%        100.0%        100.0%        100.0%
         Cost of goods sold .............................         56.1          55.0          56.5          56.1
                                                                 -----         -----         -----         -----
           Gross profit .................................         43.9          45.0          43.5          43.9

         Selling and distribution expenses ..............         31.0          26.7          30.2          26.0
         General and administrative expenses ............          2.7           2.4           3.0           2.7
         Research and development expenses ..............          0.9           1.2           1.0           1.2
                                                                 -----         -----         -----         -----
                                                                  34.6          30.3          34.2          29.9
                                                                 -----         -----         -----         -----
         Income from operations .........................          9.3          14.7           9.3          14.0

         Interest expense ...............................          1.1           1.2           1.2           1.3
                                                                 -----         -----         -----         -----
         Income before income taxes .....................          8.2          13.5           8.1          12.7

         Provision for income taxes .....................          2.7           5.5           3.0           5.2
                                                                 -----         -----         -----         -----
         Net income .....................................          5.5%          8.0%          5.1%          7.5%
                                                                 =====         =====         =====         =====
         Provision for income taxes as a percentage
         of income before income taxes ..................         32.9%         41.0%         36.4%         41.0%
                                                                 =====         =====         =====         =====

SECOND QUARTER OF 1999 COMPARED TO 1998

Net sales for the second quarter and six month period ended July 2, 1999 increased approximately $9,913,000 and $15,411,000 or 27.5% and 22.9% over the similar prior year periods. Net sales for the second quarter of 1999 to the Company's Specialty Markets (Seventh-day Adventist, Health Food, and International) increased approximately $1,381,000 or 13.1% from the similar prior year period. This increase is primarily attributable to a moderate price increase and higher International sales due to timing of customer orders. For the first half, net sales to the Company's Specialty Markets increased approximately $1,660,000 or 8.3% over the similar prior year period. The first half increase in sales is more in line with Company expectations.

Net sales to Foodservice operations for the second quarter and six month period of 1999 increased approximately $359,000 and $379,000 or 8.0% and 4.6% over the similar prior year periods due to solid gains in the core business and a moderate price increase during the second quarter. New product tests were initiated during the second quarter of 1999 and print advertising was used to stimulate additional category growth.

Net sales of Morningstar Farms(R) products to supermarkets in the second quarter and six month period of 1999 increased approximately $8,174,000 and $13,372,000 or 38.9% and 34.2% over the similar prior year periods. Net sales of Morningstar Farms meat alternative products in the second quarter and six month period of 1999 increased approximately $8,398,000 and $13,788,000 or 44.5% and 39.9% over the similar prior year periods. The gain in sales continues to be attributed to an extensive line of meatless products, expanded distribution and the addition of Harvest Burgers(R). Sales of Harvest Burgers products accounted for 12.3% and 11.7% of the MSF supermarket sales for the second quarter and first half of 1999. Sales of America's Original Veggie Dogs(TM), MeatFree Buffalo Wings, MeatFree Corn Dogs and Hard Rock Cafe(R) Veggie Burgers, which were introduced in 1998, continue to experience growth as the national roll-out for these products continues. The Company will be introducing MSF MeatFree Mini Corn Dogs and hand-held stuffed sandwiches during the third quarter. The Mini Corn Dogs are another addition to our popular hot dog line while the hand-held stuffed sandwiches will be offered in three varieties. Net sales of Morningstar Farms frozen egg substitutes for the second quarter and six month period of 1999 decreased approximately $233,000 and $417,000 or 10.5% and 9.3% from the similar prior year periods. The Company expects this downward trend to continue as consumer trends move from frozen to refrigerated egg substitutes.

Gross profit as a percentage of net sales for the second quarter of 1999 decreased from 45.0% in 1998 to 43.9% in 1999. For the first half of 1999, gross profit decreased from 43.9% in 1998 to 43.5% in 1999. The Company expects the gross profit percentage for the remainder of the year to be similar to the second quarter of 1999.

Selling and distribution expenses as a percentage of net sales for the second quarter and six month period of 1999 increased from 26.7% and 26.0% in 1998 to 31.0% and 30.2% in 1999. A national advertising campaign targeted to print and broadcast media was introduced in May 1999 and will continue throughout the third quarter. Particular emphasis will be placed on increasing awareness of the Company's products and building brand loyalty. In addition, new product packaging, developed as a result of consumer research, has begun to be distributed at retail and should be completely phased-in by the end of the third quarter. General and administrative expenses for the second quarter and first half of 1999 increased as a percentage of net sales from 2.4% and 2.7% in 1998 to 2.7% and 3.0% in 1999. This increase can be attributed to additional costs related to the Harvest Burgers purchase and the one-time costs associated to the executive search currently ongoing. Research and development expenses decreased from prior year percentages due to efficiencies gained through higher sales volume.

Interest expense for the second quarter and six month period of 1999 increased approximately $58,000 and $119,000 or 11.3% and 15.6% over the similar prior year periods. The increase is attributed to higher average borrowing levels associated with increased inventory levels to support future sales growth.

The Company recognized a $309,000 State of Ohio investment tax credit during the second quarter of 1999. Based upon projected capital expenditures for 1999, the Company has also qualified for a similar investment tax credit during the second half.

Net income for the second quarter and six month period of 1999 decreased approximately $325,000 and $782,000 or 11.3% and 15.6% over the similar prior year periods. This decrease is the result of increased sales, offset by decreased gross profit percentages, higher selling, general and administrative expenses as a percentage of net sales, higher interest costs and a lower tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated from operations and a $35,000,000 revolving credit facility as its principal sources of liquidity. As of August 9, 1999, $2,800,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

The Company plans on spending approximately $7,800,000 to expand the frozen distribution center in Zanesville. This expansion will allow the Company to maintain higher finished goods inventory to support anticipated future sales growth. The distribution center was completed in the second quarter of 1999 and will be funded through cash generated from operations and the revolving credit facility. As of July 30, 1999, $4,557,000 of the $7,800,000 had been spent. The majority of the remaining amount should be spent by the end of the year.

Net cash provided by operating activities for the first half of 1999 decreased over the similar prior year period due to a decrease in net income and changes in operating assets and liabilities.

Net cash used for investing activities during the first half of 1999 increased from the similar prior year period, primarily due to higher expenditures for property, plant and equipment including the distribution center expansion at Zanesville facility.

Net cash used for financing activities for the first half of 1999 increased from the similar prior year period, primarily due to increased borrowings for capital expenditures on property, plant and equipment and higher inventory levels to support future sales growth.

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

The Company has conducted an assessment of the YEAR 2000 issue and the potential effect it will have on the Company and its business. The Company has also prepared a formal plan for dealing with the YEAR 2000 issue. The plan covers information systems, financial and administrative systems, process control and manufacturing operating systems and significant vendors and customers. The Company has completed or is in the process of updating much of its existing software for YEAR 2000 compliance by modifying existing software or obtaining YEAR 2000 compliant software updates from current software providers. The Company is utilizing internal personnel, contract programmers and vendors to identify YEAR 2000 noncompliance problems, modify codes and test the modifications.

The Company completed the testing of the YEAR 2000 upgrades and successfully converted our company-wide computer mainframe system during June 1999. Certain non-critical components of the software that have not yet been implemented will be YEAR 2000 compliant during the third quarter.

The majority of the Company's manufacturing and process equipment is currently YEAR 2000 compliant, based upon discussions with vendors. Equipment that is non-compliant will be modified by purchasing YEAR 2000 compliant upgrades or replacing the equipment. The Company is in the process of updating non-compliant manufacturing systems. The Company estimates that these systems will be 80% compliant by August 31, 1999 and 100% compliant by November 30, 1999.

Third-party suppliers that have not modified their systems to adequately address the YEAR 2000 issue may also affect the Company. The Company has initiated efforts to evaluate the status of suppliers' efforts to resolve YEAR 2000 issues. The Company is monitoring the suppliers' efforts and addressing options in case of non-compliance. These options include identification of alternate suppliers and accumulation of inventory to assure production capacity. All of the Company's critical suppliers have been contacted regarding YEAR 2000 compliance and we have either ascertained that they will be YEAR 2000 or initiated for new suppliers that will be YEAR 2000 compliant. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

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

The possibility exits that the Company could inadvertently fail to correct a YEAR 2000 problem. However, failure to meet critical dates identified in our readiness plan would provide advance notice and steps would be taken to correct the problem prior to January 1, 2000. The Company believes that the impact of such an occurrence would be minor. The Company does not yet have a comprehensive contingency plan, but has identified a vendor that can provide remote processing in the event of a YEAR 2000 problem.

The Company continually upgrades its person computers as part of its annual capital budget; therefore, the Company does not anticipate any problems regarding operating systems and ancillary software that resides on the Company's personal computers. As of July 30, 1999, YEAR 2000 readiness has cost the Company approximately $200,000 and is expected to cost an estimated $250,000 in the aggregate to complete, not including internal resources.

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

No response required

                           PART II. OTHER INFORMATION



         Item 1.  Legal Proceedings
                     Not Applicable


         Item 2.  Changes in Securities and Use of Proceeds
                     Not Applicable


         Item 3.  Defaults Upon Senior Securities
                     Not Applicable


         Item 4.   Submission of Matters to a Vote of Security Holders
                     Not Applicable


         Item 5.  Other Information
                     Not Applicable


         Item 6.  Exhibits and Reports on Form 8-K
                     (a)  Exhibits
                          Exhibit 10. Worthington Foods, Inc. Amended and Restated 1995 Stock Option Plan
                          Exhibit 11.  Computation of Earnings Per Share
                          Exhibit 27.  Financial Data Schedule
                     (b) No report on Form 8-K was filed during the fiscal quarter ended July 2, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     WORTHINGTON FOODS, INC.
                                                 -------------------------------
                                                           (Registrant)

Date:   August 13, 1999                          By:  /S/ WILLIAM T. KIRKWOOD
      -------------------                           ----------------------------
                                                        William T. Kirkwood
                                                    Executive Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended July 2, 1999.

Exhibit No.                                                                                       Page No.
-----------                                                                                       --------
    10       Worthington Foods, Inc. Amended and Restated 1995 Stock Option Plan                      *

    11       Computation of Earnings Per Share                                                       16

    27       Financial Data Schedule                                                                 17

*Incorporated by reference to Exhibit 10 of the Registrant's Registration Statement on Form S-8 filed August 4, 1999. (Registration No. 333-84459)