Form 10-Q
period 1999-10-01
WORTHINGTON FOODS INC /OH/
filed 1999-11-12
CIK 768978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended October 1, 1999
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from _________________ to
        _________________


      Commission File Number: 0-19887



                             WORTHINGTON FOODS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                           31-0733120
  ------------------------                  ------------------------------------
  (State of incorporation)                  (IRS Employer Identification Number)


                900 PROPRIETORS ROAD, WORTHINGTON, OH    43085
                ----------------------------------------------
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (614) 885-9511



                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report.)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                         Outstanding at November 4, 1999
        ---------------------------              -------------------------------
        Common shares, no par value                         12,387,164


                            Exhibit Index at Page 14

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY

                                      INDEX





     PART I  FINANCIAL INFORMATION                                                              Page No.
                                                                                                --------
      Item 1.Financial Statements
               Condensed Consolidated Balance Sheets -
                 October 1, 1999 and December 31, 1998............................................ 3-4
               Condensed Consolidated Statements of Income -
                 For the three month and nine month periods ended October 1, 1999 and October 2, 1998..............................................................  5
               Condensed Consolidated Statements of Cash Flows -
                 For the nine month periods ended October 1, 1999 and October 2, 1998.............  6
               Notes to Condensed Consolidated Financial Statements ..............................  7

      Item 2.Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................................... 8-12

      Item 3.Quantitative and Qualitative Disclosures About Market Risk...........................  12



    PART II  OTHER INFORMATION ...................................................................  12
      Item 1.    Legal Proceedings................................................................  12
      Item 2.    Changes in Securities and Use of Proceeds........................................  12
      Item 3.    Defaults Upon Senior Securities..................................................  12
      Item 4.    Submission of Matters to a Vote of Security Ho1ders..............................  12
      Item 5.    Other Information................................................................  12
      Item 6.    Exhibits and Reports on Form 8-K.................................................  12
      Signature...................................................................................  13
      Exhibit Index...............................................................................  14
             Exhibit 11 - Computation of Earnings Per Share    ...................................  15
             Exhibit 27 - Financial Data Schedule.................................................  16



ITEM 1.
FINANCIAL STATEMENTS
--------------------


                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                            10/1/99     12/31/98
                                                            -------     --------
                                                          (UNAUDITED)   (AUDITED)
                                                              (000'S OMITTED)
ASSETS

Current Assets
    Cash .............................................     $  1,650     $  1,054
    Accounts receivable less allowance ...............       10,996       13,109
      (1999 - $190; 1998 - $100)
    Inventories:
        Finished goods ...............................       22,700       18,032
        Work in process ..............................        2,209        1,690
        Raw materials ................................        6,754        4,872
        Packaging materials and supplies .............        3,092        2,357
                                                           --------     --------
                                                             34,755       26,951

    Income taxes refundable ..........................          539        1,686
    Prepaid expenses and other .......................        8,566        4,936
                                                           --------     --------
        Total Current Assets .........................       56,506       47,736



    Property, Plant and Equipment ....................      104,639       93,397
        Less accumulated depreciation and amortization       35,001       30,860
                                                           --------     --------
                                                             69,638       62,537


    Goodwill .........................................          111          352
    Trade name .......................................        8,094        8,409
    Intangible pension asset .........................        1,227        1,227
    Other intangible assets ..........................          849          688
                                                           --------     --------
                                                             10,281       10,676

              TOTAL ASSETS ...........................     $136,425     $120,949
                                                           ========     ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           10/1/99      12/31/98
                                                                           -------      --------
                                                                         (UNAUDITED)    (AUDITED)
                                                                            (000'S OMITTED)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable (including outstanding checks of $1,695 in 1999
          and $2,634 in 1998) ......................................     $   5,086      $   7,959
    Accrued compensation ...........................................           760            765
    Other accrued expenses .........................................         4,437          2,658
    Current portion of long-term debt ..............................           800            800
                                                                         ---------      ---------
        Total Current Liabilities ..................................        11,083         12,182



Long-Term Liabilities
    Long-term debt .................................................        38,283         26,583
    Minimum pension liability ......................................         1,395          1,395
    Deferred income taxes ..........................................         8,461          8,000
                                                                         ---------      ---------
        Total Long-Term Liabilities ................................        48,139         35,978



Shareholders' Equity
    Preferred shares, no par value, authorized 2,000,000 shares,
         none issued ...............................................             -              -
    Common shares, $1.00 stated value, authorized 30,000,000 shares,
         issued 12,385,576 shares in 1999 and 12,356,440 in 1998 ...        12,386         12,356
    Additional paid-in capital .....................................        19,030         18,931
    Accumulated other comprehensive income .........................          (168)          (168)
    Retained earnings ..............................................        45,955         41,670
                                                                         ---------      ---------
                                                                            77,203         72,789
                                                                         ---------      ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................     $ 136,425      $ 120,949
                                                                         =========      =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                         --------------------      --------------------
                                         10/1/99      10/2/98      10/1/99      10/2/98
                                         -------      -------      -------      -------
                                                           (UNAUDITED)
                                            (000'S OMITTED, EXCEPT PER SHARE DATA)

Net sales .........................     $ 38,888     $ 34,838     $121,647     $102,186
Cost of goods sold ................       21,492       19,473       68,281       57,251
                                        --------     --------     --------     --------
   Gross profit ...................       17,396       15,365       53,366       44,935

Selling and distribution expenses .       12,857        9,661       37,870       27,184
General and administrative expenses        1,676          923        4,107        2,748
Research and development expenses .          412          435        1,258        1,246
                                        --------     --------     --------     --------
                                          14,945       11,019       43,235       31,178
                                        --------     --------     --------     --------
Income from operations ............        2,451        4,346       10,131       13,757

Interest expense ..................          506          411        1,516        1,302
                                        --------     --------     --------     --------
Income before income taxes ........        1,945        3,935        8,615       12,455

Provision for income taxes ........        1,106        1,616        3,531        5,109
                                        --------     --------     --------     --------
Net income ........................     $    839     $  2,319     $  5,084     $  7,346
                                        ========     ========     ========     ========

Earnings per share:
     Basic ........................     $   0.07     $   0.20     $   0.41     $   0.63
                                        ========     ========     ========     ========
     Diluted ......................     $   0.07     $   0.19     $   0.41     $   0.61
                                        ========     ========     ========     ========

Dividends per share ...............     $ 0.0215     $ 0.0215     $ 0.0645     $ 0.0645
                                        ========     ========     ========     ========


Weighted average number of common
and common equivalent shares used in
computing earnings per share

Basic..............................   12,385,580   11,768,487   12,379,350   11,711,798
Diluted............................   12,563,385   12,164,772   12,524,280   12,075,900



The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       NINE MONTHS ENDED
                                                                     ----------------------
                                                                     10/1/99       10/2/98
                                                                     -------       -------
                                                                          (UNAUDITED)
                                                                        (000'S OMITTED)
Operating activities:
  Net income ..................................................     $  5,084      $  7,346
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation ..............................................        4,522         4,001
     Deferred income taxes ....................................          461           461
    Amortization of intangible assets .........................          557           242
    Cash provided by (used for) current assets and liabilities:
      Accounts receivable .....................................        2,113         1,708
      Inventories .............................................       (7,804)       (5,439)
      Prepaid expenses and other ..............................       (3,630)       (3,664)
      Accounts payable and accrued expenses ...................       (1,099)        1,281
      Income taxes ............................................        1,147           782
    (Increase)/Decrease in other assets .......................         (162)           24
                                                                    --------      --------

  Net cash provided by operating activities ...................        1,189         6,742


Investing activities:
  Purchases of property, plant and equipment, net .............      (11,623)       (6,078)
                                                                    --------      --------
  Net cash used for investing activities ......................      (11,623)       (6,078)


Financing activities:
  Proceeds from long-term borrowings ..........................       53,665        64,995
  Payments on long-term borrowings ............................      (41,965)      (64,751)
  Proceeds from the issuance of common shares .................          129           829
  Dividends paid ..............................................         (799)         (757)
                                                                    --------      --------
  Net cash provided by financing activities ...................       11,030           316



Net increase in cash ..........................................          596           980
Cash at beginning of period ...................................        1,054           714
                                                                    --------      --------
Cash at end of period .........................................     $  1,650      $  1,694
                                                                    ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     WORTHINGTON FOODS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. The accompanying condensed consolidated financial statements (unaudited) include the accounts of Worthington Foods, Inc. and Specialty Foods Investment Company, its consolidated subsidiary.

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the condensed consolidated financial position, results of operations, and cash flows on a consistent basis. Operating results for the three month and nine month periods ended October 1, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2. On September 30, 1999, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement") with Kellogg Company. Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger, a wholly-owned subsidiary of Kellogg will be merged into Worthington and become a wholly-owned subsidiary of Kellogg and each outstanding share of Worthington (other than common shares held by shareholders of Worthington who have properly exercised dissenters' rights under Ohio law) will be converted into the right to receive $24 in cash. A Special Meeting of Shareholders to vote on the merger is scheduled for November 29, 1999 and it is anticipated that if the shareholders adopt the Merger Agreement, the merger will become effective promptly following the meeting.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated.


                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                ------------------     -----------------
                                                10/1/99    10/2/98    10/1/99    10/2/98
                                                -------    -------    -------    -------

Net sales ................................       100.0%     100.0%     100.0%     100.0%
Cost of goods sold .......................        55.3       55.9       56.1       56.0
                                                 -----      -----      -----      -----
  Gross profit ...........................        44.7       44.1       43.9       44.0
Selling and distribution expenses ........        33.1       27.7       31.1       26.6
General and administrative expenses ......         4.3        2.7        3.5        2.7
Research and development expenses ........         1.0        1.2        1.0        1.2
                                                 -----      -----      -----      -----
                                                  38.4       31.6       35.6       30.5
                                                 -----      -----      -----      -----
Income from operations ...................         6.3       12.5        8.3       13.5
Interest expense .........................         1.3        1.2        1.2        1.3
                                                 -----      -----      -----      -----
Income before income taxes ...............         5.0       11.3        7.1       12.2
Provision for income taxes ...............         2.8        4.6        2.9        5.0
                                                 -----      -----      -----      -----
Net income ...............................         2.2%       6.7%       4.2%       7.2%
                                                 =====      =====      =====      =====
Provision for income taxes as a percentage
of income before income taxes ............        56.9%      41.1%      41.0%      41.0%
                                                 =====      =====      =====      =====


THIRD QUARTER OF 1999 COMPARED TO 1998

Net sales for the third quarter and nine month period ended October 1, 1999 increased approximately $4,050,000 and $19,461,000 or 11.6% and 19.0% over the similar prior year periods. Net sales for the third quarter of 1999 to the Company's Specialty Markets (Seventh-day Adventist, Health Food, and International) increased approximately $96,000 or 1.1% from the similar prior year period. For the nine month period, net sales to the Company's Specialty Markets increased approximately $1,756,000 or 6.1% over the similar prior year period. These increases are primarily attributable to increased International sales.

Net sales to Foodservice operations for the third quarter and nine month period of 1999 increased approximately $219,000 and $598,000 or 4.8% and 4.7% over the similar prior year periods. The Company anticipates that this growth level will continue for the remainder of the year.

Net sales of Morningstar Farms(R) products to supermarkets in the third quarter and nine month period of 1999 increased approximately $3,735,000 and $17,107,000 or 17.2% and 28.2% over the similar prior year periods. Net sales of Morningstar Farms meat alternative products in the third quarter and nine month period of 1999 increased approximately $4,036,000 and $17,824,000 or 20.4% and 32.8% over the similar prior year periods.

The gain in sales continues to be attributed to an extensive line of meatless products, expanded distribution and the addition of Harvest Burgers(R) along with a slight price increase that was taken earlier in the year. Sales of Harvest Burgers products accounted for 8.6% and 10.7% of the MSF supermarket sales for the third quarter and first nine months of 1999 and also represented 55% and 49% of the sales increase for the third quarter and nine month period, respectively. Sales of America's Original Veggie Dogs(TM), MeatFree Buffalo Wings, and MeatFree Corn Dogs, which were introduced in 1998, continue to experience growth as the national roll-out for these products continues. Due to strong trade acceptance, the Company has decided to delay the introduction of MSF Meat-Free Mini Corn Dogs(TM) and MSF Stuffed Sandwiches to the first quarter of 2000 in order to build adequate inventory to handle a national launch program. The Mini Corn Dogs are another addition to our popular hot dog line while the hand-held stuffed sandwiches will be offered in three varieties. Net sales of Morningstar Farms frozen egg substitutes for the third quarter and nine month period of 1999 decreased approximately $300,000 and $717,000 or 15.5% and 11.1% from the similar prior year periods. The Company expects this downward trend to continue as consumer trends move from frozen to refrigerated egg substitutes.

Gross profit as a percentage of net sales for the third quarter of 1999 increased from 44.1% in 1998 to 44.7% in 1999. For the first nine months of 1999, gross profit as a percentage of net sales was slightly lower than the same period in 1998.

Selling and distribution expenses as a percentage of net sales for the third quarter and nine month period of 1999 increased from 27.7% and 26.6% in 1998 to 33.1% and 31.1% in 1999. A national advertising campaign targeted to print and broadcast media was introduced in May 1999 and continued throughout the third quarter. Particular emphasis was placed on increasing the awareness of the Company's products and building brand loyalty. General and administrative expenses for the third quarter and nine months of 1999 increased as a percentage of net sales from 2.7% and 2.7% in 1998 to 4.3% and 3.5% in 1999. This increase can be attributed to additional costs related to the Harvest Burgers purchase and the costs associated with the acquisition by Kellogg Company. Research and development expenses decreased from prior year percentages due to efficiencies gained through higher sales volume.

Interest expense for the third quarter and nine month period of 1999 increased approximately $95,000 and $214,000 or 23.1% and 16.4% over the similar prior year periods. The increases are attributable to higher average borrowing levels associated with increased inventory levels to support future sales growth.

The Company had previously recognized a $309,000 State of Ohio investment tax credit during the second quarter of 1999. Due to the delay of planned fourth quarter capital spending at our Zanesville facility, this credit has been reversed during the third quarter.

Net income for the third quarter and nine month period of 1999 decreased approximately $1,400,000 and $2,262,000 or 63.8% and 31.1% over the similar prior year periods. These decreases reflect the facts that higher selling, general and administrative expenses as a percentage of net sales, higher interest costs and a higher tax rate more than offset the increase in net sales.


LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated from operations and a $50,000,000 revolving credit facility as its principal sources of liquidity. As of November 4, 1999, $14,650,000 of this credit facility was unused. The Company believes that this borrowing capability plus internally generated funds will be adequate to finance current growth levels into the foreseeable future.

Net cash provided by operating activities for the nine months of 1999 decreased over the similar prior year period due to a decrease in net income and changes in operating assets and liabilities, especially an increase in inventory.

Net cash used for investing activities during the first nine months of 1999 increased from the similar prior year period, primarily due to higher expenditures for property, plant and equipment including the distribution center expansion at Zanesville facility.

Net cash provided by financing activities for the first nine months of 1999 increased from the similar prior year period, primarily due to increased borrowings for capital expenditures on property, plant and equipment and higher inventory levels to support future sales growth.

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

The Company has conducted an assessment of the YEAR 2000 issue and the potential effect it will have on the Company and its business. The Company has also prepared a formal plan for dealing with the YEAR 2000 issue. The plan covers information systems, financial and administrative systems, process control and manufacturing operating systems and significant vendors and customers. The Company has completed the majority of its updates to its existing software for YEAR 2000 compliance by either modifying existing software or obtaining YEAR 2000 compliant software updates from current software providers. The Company is utilizing internal personnel, contract programmers and vendors to identify YEAR 2000 noncompliance problems, modify codes and test the modifications.

The Company completed the testing of the YEAR 2000 upgrades and successfully converted its company-wide computer mainframe system during June 1999. Certain non-critical components of the software were updated to become YEAR 2000 compliant during the third quarter.

The majority of the Company's manufacturing and process equipment is currently YEAR 2000 compliant, based upon discussions with vendors. Equipment that is non-compliant will be modified by purchasing YEAR 2000 compliant upgrades or replacing the equipment. The Company is in the process of completing the updating of non-compliant manufacturing systems. The Company estimates that these systems will be 100% compliant by November 30, 1999.

Third-party suppliers that have not modified their systems to adequately address the YEAR 2000 issue may also affect the Company. The Company has completed efforts to evaluate the status of suppliers' efforts to resolve YEAR 2000 issues. The Company is monitoring the suppliers' efforts and addressing options in case of non-compliance. These options include identification of alternate suppliers and accumulation of inventory to assure production capacity. All of the Company's critical suppliers have been contacted regarding YEAR 2000 compliance and we have either ascertained that they will be YEAR 2000 or initiated for new suppliers that will be YEAR 2000 compliant. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

The Company is also dependent upon its customers for sales and cash flow. The Company has also sent surveys to our customers regarding YEAR 2000 compliance. Non-compliance by our customers could result in reduced sales, higher accounts receivable and inventory levels and reduced cash flow to the Company. The Company believes that its customer base is broad enough to minimize the effects of a single occurrence; however, we are taking steps to monitor the status of our customers as a means of determining risks and alternatives.

The possibility exists that the Company could inadvertently fail to correct a YEAR 2000 problem. However, failure to meet critical dates identified in our readiness plan would provide advance notice and steps would be taken to correct the problem prior to January 1, 2000. The Company believes that the impact of such an occurrence would be minor. The Company is in the final stages of developing a comprehensive contingency plan, and has identified a vendor that can provide remote processing in the event of a YEAR 2000 problem.

The Company continually upgrades its personal computers as part of its annual capital budget; therefore, the Company does not anticipate any problems regarding operating systems and ancillary software that resides on the Company's personal computers. As of November 4, 1999, YEAR 2000 readiness efforts have cost the Company approximately $225,000 and are expected to cost an estimated $250,000 in the aggregate to complete, not including internal resources.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are not historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the statements. Among the factors that could cause actual results to differ materially are changes in general economic conditions, fluctuation in interest rates, increases in raw material costs, level of competition, market acceptance of new and existing products, capital expenditure amounts, uninsured product liability, the effective detection and remediation of Year 2000 issues by the Company and its key third party vendors, suppliers and customers and other risks described in detail in the Company's filings with the Securities and Exchange Commission and communication to shareholders.


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



         Item 1.   Legal Proceedings
                      Not Applicable


         Item 2.   Changes in Securities and Use of Proceeds
                      Not Applicable


         Item 3.   Defaults Upon Senior Securities
                      Not Applicable


         Item 4.   Submission of Matters to a Vote of Security Holders
                        Not Applicable


         Item 5.   Other Information
                        Not Applicable


         Item 6.   Exhibits and Reports on Form 8-K
                     (a)   Exhibits
                           Exhibit 2. Agreement and Plan of Merger dated as of September 30, 1999 by and among Kellogg Company, WF Acquisition Inc. and Worthington Foods, Inc.
                           Exhibit 4. First Amendment to Rights Agreement dated as of September 30, 1999 between Worthington Foods, Inc. and National City Bank
                           Exhibit 11. Computation of Earnings Per Share
                           Exhibit 27. Financial Data Schedule

                     (b) No Current Reports on Form 8-K were filed during the fiscal quarter ended October 1, 1999.
                           A Current Report on Form 8-K, dated October 4, 1999, was filed on October 5, 1999 in order to report under
                           Item 1 the entering into on September 30, 1999 of the Agreement and Plan of Merger with Kellogg Company. The Form 8-K also reported that in connection with the Merger Agreement, the Board of Directors of Worthington amended Worthington's Rights Agreement to render in inapplicable to the Merger Agreement and the Merger.

                                   SIGNATURES






        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               WORTHINGTON FOODS, INC.
                                               -----------------------
                                                    (Registrant)




        Date: November 12, 1999                By: /S/ WILLIAM T. KIRKWOOD
              -----------------                   -----------------------------
                                                       William T. Kirkwood
                                                   Executive Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX





      Filed with Worthington Foods, Inc. Quarterly Report on Form 10-Q for the Quarter Ended October 1, 1999.


      Exhibit No.                                                                 Page No.
      -----------                                                                 --------

          2 Agreement and Plan of Merger dated as of September 30, 1999 by and among Kellogg Company, WF Acquisition Inc. and Worthington
                 Foods, Inc. (Incorporated by reference to Exhibit 2 to
                 Worthington's Current Report on Form 8-K, dated October 4, 1999 and filed with the Securities and Exchange Commission on October 5, 1999 (the October 1999 Form 8-K"))

          4      First Amendment to Rights Agreement dated as of September 30,
                 1999 between Worthington Foods, Inc. and National City Bank
                 (Incorporated herein by reference to Exhibit 4 to Worthington's
                 October 1999 Form 8-K).

         11      Computation of Earnings Per Share                                 15

         27      Financial Data Schedule                                           16

